Form 10-K
period 2010-12-31
AMERICAN SCIENTIFIC RESOURCES INC
filed 2011-04-14
CIK 1114605

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC  20549

FORM 10-K

(mark one)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2010

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _______ to _______

American Scientific Resources, Incorporated
(Exact name of registrant as specified in its charter)

Nevada	14-1820954
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

1112 Weston Road, Unit 278 Weston, FL 33326	33326
(Address of principal executive offices)	(Zip Code)

(847) 386-1384
(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Exchange Act:

Title of Each Class to be so Registered:	Name of each exchange on which registered
None	None

Securities registered under Section 12(g) of the Act: None.

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.
Yes ☐     No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Exchange Act.    Yes ☐    No ☒

Indicate by check mark whether the registrant:  (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act of 1934 during the preceding 12 months, (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☒  No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or such shorter period that the registrant was required to submit and post such files. Yes ☐ No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant’s knowledge, in the definitive proxy or information statement incorporated by reference in Part III of this Form 10-K or amendment to Form 10-K. Yes ☐

Indicate by check mark whether the registrant is a large accelerated filer, and accelerated filer, a non-accelerated filer, or a small reporting company.  See definitions of “large accelerated filer”, “accelerated filer”, and “smaller reporting company” in Rule 12b-2 of the Exchange Act.  (Check One):

Large Accelerated Filer ☐	Accelerated Filer ☐
Non-accelerated Filer ☐	Smaller reporting company ☒
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

As of June 30, 2010, the aggregate market value of the issued and outstanding common stock held by non-affiliates of the registrant, based upon the closing price of the common stock, was approximately $13.3 million.   For purposes of the statement in the preceding statement, all directors, executive officers and 10% shareholders are assumed to be affiliates.  This determination of affiliate status is not necessarily a conclusive determination for any other purpose.

(ISSUERS INVOLVED IN BANKRUPTCY PROCEEDINGS DURING THE PAST FIVE YEARS)

Check whether the issuer has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Exchange Act after the distribution of securities under a plan confirmed by a court. Yes ☐ No ☐

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date: The Registrant’s common stock outstanding as of April 1, 2011, was 11,844,805 shares of common stock.

AMERICAN SCIENTIFIC RESOURCES, INCORPORATED [TO BE REVISED]

FORWARD-LOOKING STATEMENTS

Statements in this report may be “forward-looking statements.” Forward-looking statements include, but are not limited to, statements that express our intentions, beliefs, expectations, strategies, predictions or any other statements relating to our future activities or other future events or conditions. These statements are based on current expectations, estimates and projections about our business based, in part, on assumptions made by management. These statements are not guarantees of future performance and involve risks, uncertainties and assumptions that are difficult to predict. Therefore, actual outcomes and results may, and are likely to, differ materially from what is expressed or forecasted in the forward-looking statements due to numerous factors, including those described above and those risks discussed from time to time in this report, including the risks described under “Risk Factors,” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in this report and in other documents which we file with the Securities and Exchange Commission. In addition, such statements could be affected by risks and uncertainties related to our ability to raise any financing which we may require for our operations, competition, government regulations and requirements, pricing and development difficulties, our ability to make acquisitions and successfully integrate those acquisitions with our business, as well as general industry and market conditions and growth rates, and general economic conditions. Any forward-looking statements speak only as of the date on which they are made, and we do not undertake any obligation to update any forward-looking statement to reflect events or circumstances after the date of the filing of this report, except as may be required under applicable securities laws.

PART I

Item 1.   Business.

Background

We were organized as a corporation in the State of Nevada as Woodie, I, Inc., on August 1, 1990. In March 1999, we changed our name to Vencap Capital Corporation. We subsequently changed our name on December 30, 2003 to American Scientific Resources, Incorporated. On January 21, 2004, we effected a stock-swap for all of the shares of Ulster Scientific, Incorporated, a New York corporation formed in January 1974. On March 30, 2004, we acquired all of the outstanding shares of Kidz-Med, Inc., a Florida corporation originally formed as Peds-Med, Inc. in October 1993. In December 2004, we formed HeartSmart, Inc. in the State of Nevada. HeartSmart, Inc. has been inactive since February 2008.

HeartSmart was first launched via a long form infomercial in the summer of 2006. Gary Collins and Mary Ann Mobley starred in that infomercial. The launch was not successful due to the high cost of the product and the fact that the Company did not have the financial resources to sustain the infomercial campaign. The Company made a decision in April of 2007, to refocus its financial resources on launching the Kidz-Med product line, namely the Thermofocus thermometer; subsequent developments regarding the Thermofocus thermometer are discussed below. HeartSmart was made inactive in February of 2008 when the last batch of inventory expired.

Ulster Scientific, Incorporated, which introduced many important diabetes products, including insulin injection devices, disposable lancets, and clinical blood-sampling devices, as well as many products for healthcare and laboratory safety, has been inactive since 2005.

On September 10, 2009, we purchased a patent for a needle destruction device known as the Disintegrator® (including trademarks for the Disintegrator®, Disintegrator Plus® and Disintegrator Pro®) and other assets from Safeguard Medical Technologies, LLC (“Safeguard”) in exchange for 1,250,000 shares of common stock and assumption of a contingent note payable up to $1,200,000. Shortly after the acquisition date, 1,062,500 of such shares were issued to Safeguard and 187,500 shares were issued to Concorde Capital as Safeguard’s designee. The Disintegrator enables patients who give themselves injections, including those suffering from multiple sclerosis or diabetes, to properly and safely dispose of needles at home. Development of the Disintegrator Plus product has been completed and the Company is currently accepting orders for the product. Fulfillment of the first order was completed in September 2010. There is currently no retail distribution of the product, but the Disintegrator has been reviewed by the buyer of a major retail pharmacy chain. As of the date of the filing of this report, this buyer had not made a final decision whether to purchase this product.

We are based in South Florida, and Cleveland, Ohio, and provide healthcare and medical products. We develop, manufacture and distribute healthcare and medical products primarily to retail drug chains, retail stores specializing in sales of products for babies and medical supply dealers. The Company does sub-component assembly and packaging for the Disintegrator product line. All of our other products are manufactured by third parties. We were comprised of three subsidiaries: (i) Kidz-Med, Inc. (“Kidz-Med”), (ii) HeartSmart, Inc. (“HeartSmart”), and (iii) Ulster Scientific, Inc. (“Ulster”), of which only Kidz-Med was active until December 31, 2010. We have consolidated all operations into the parent company and all subsidiaries are currently inactive.  The parent company will continue to use the Kidz-Med brand name, but will not operate Kidz-Med as a separate business entity.  The Company has not yet decided what it will do with the inactive subsidiaries.

We currently have sufficient cash to sustain our operations for a period of approximately one month. Our projects that are planned for the future, as set forth in this report, including marketing activities and product development, are subject to our obtaining needed funding, through the sale of equity and debt securities. We anticipate that we will need to raise approximately $3,000,000 in additional financing to fund such projects. We are continually in contact which potential private investors with respect to such funding. Such funding may not be available to the Company on acceptable terms, or at all.  In July 2010 the  Company secured a $3.0 million financing facility from Hartsko Financial Services, LLC to fund the purchase of inventory against confirmed purchase orders. In addition, the Company secured a $1.0 million financing facility to factor accounts receivable from Charter Capital Holding L.P.

Our shares of common stock are traded on the OTCQB under the ticker symbol “ASFXD.PK.” (The D was added temporarily on March 21, 2011, for a period of 20 business days, in connection with our reverse stock split). On March 21, 2011, the Company effected a 200-to-1 reverse split of its common stock. All share amounts in this report reflect the reverse split unless otherwise indicated, and except for the financial statements and under “Management’s Discussion and Analysis”.

Principal Products Sold by the Company

Kidz-Med, Inc.

Kidz-Med, Inc. started in 1993 as a producer and distributor of pediatric instructional videotapes and books, but has since expanded into a distributor of medical devices and products for children and their families. The Company uses the Kidz-Med brand name for its pediatric products, but no longer operates Kidz-Med as a separate business entity. Under the Kidz-Med brand, we purchase and distribute medical products, and have also developed our own infrared thermometer, the Kidz-Med VeraTemp Non-Contact thermometer.  In addition, under the Kidz-Med brand, we continue to produce and distribute instructional DVDs, but are not currently producing and distributing any books.  The Company has not decided whether it will restart book sales. All Kidz-Med products, other than the VeraTemp and the DVD’s, were developed and are manufactured by third parties. We sell the following Kidz-Med line of products:

Kidz-Med Thermofocus 5-in-1

The Thermofocus 5-in-1 is a patented, non-contact clinical thermometer, which uses infrared technology to read the core body temperature at the forehead. A 2004 study at the Paediatric Clinic De Marchi of the University of Milan (Osio, CE, Carnelli, V.  Comparative Study of Body Temperature Measured with a Non-Contact Infrared Thermometer versus Conventional Devices, Minerva Pediatrica 2007 August;59(4):327-36), found that the Thermofocus 5-in-1’s forehead readings are accurate. The Company believes, based on management’s knowledge of standard practices with respect to medical trials, that this study was funded by TecnimedSrl of Italy (“Tecnimed”), the producer of the Thermofocus 5-in-1.  The Company does not know whether Tecnimed was otherwise affiliated with this study. Thermofocus 5-in-1 is non-invasive, hygienic, and non-irritating to people with sensitive skin, including babies and hospital patients. Aiming lights let the user know how far to hold the device from the forehead.  This distance is about one inch.  The reading is obtained in less the two seconds.

In March 2008, Kidz-Med renegotiated an indefinite agreement with Tecnimed to be the exclusive retail distributor of the Thermofocus 5-in-1 in the United States.  However, the agreement was terminated by Tecnimed in June 2008 due to an ongoing dispute over balances owed.  In July 2008, we filed suit against Tecnimed for breach of contract.  See “Legal Proceedings.”  The Company continued to sell the Thermofocus to its existing customers from June 2008 to March 2009 (when we reached a settlement with Tecnimed, as discussed below), despite the absence of a distribution agreement.  In 2006, Kidz-Med also entered an agreement with the Greenwood Group, a New York based retail consulting firm, to get the Thermofocus 5-in-1 and other Kidz-Med products into major pharmacy chains, supermarket chains and retail super-centers. Under our agreement with the Greenwood Group, we agreed to pay the Greenwood Group a $5,000 monthly retainer (subject to adjustment based on the achievement of certain benchmarks), plus an 8% commission on US retail sales, and 3% for other sales.   In addition, we issued the Greenwood Group 24,400,000 shares of common stock and warrants to purchase shares of common stock based on the achievement of certain benchmarks. The agreement had an initial term of two years (commencing on September 1, 2006) and renews automatically annually, subject to prior termination upon 90 day’s written notice. On January 21, 2011, we entered into an agreement with the Greenwood Group to settle monthly retainer fees, out or pocket expenses and commissions due through December 31, 2010 and issued 12,000,0000 shares of our common stock to the Greenwood Group in partial satisfaction of amounts due under the settlement agreement. These shares were valued at $63,600 on the date of issuance. The Greenwood Group secured Walgreens Drug Stores and Babies”R”Us (“BRU”) as buyers of the Thermofocus thermometer.  The Walgreens shelf placement commenced in October 2007, but was terminated in August 2009.  Walgreens was undergoing a restructuring plan and several thousand products were eliminated from their stores; the Thermofocus was one of them.  BRU.com first purchased the Thermofocus in June 2007; the Greenwood Group secured shelf placement in the BRU stores in September 2008.  Brandmakers Worldwide secured BuyBuyBaby as a customer in July 2009. We were party to a series of three-month agreements with Brandmakers Worldwide (the last of which terminated in April 2010), under which we paid Brandmakers Worldwide a monthly fee of $5,000 and an 8% commission.

On March 6, 2009, a settlement was entered into in US Federal Court with Tecnimed.  The settlement stipulates that Kidz-Med will be the exclusive seller of the Thermofocus to Walgreens, BRU, CVS.com and any other retail chains approved by Tecnimed (no other retail chains have currently been approved by Tecnimed).  Only BuyBuy Baby is currently selling the Thermofocus 5-in-1 purchased from us.  All payments from such retailers were evenly split between Tecnimed and Kidz-Meduntil the outstanding debt was satisfied. The total amount for product purchased from Tecnimed was $1,391,600.  As a result of prepayments and the timing of product deliveries, the maximum obligation to Tecnimed reached $838,800 on December 5, 2007 and partial payments toward this balance began in March 2008.  In October 2007 and April 2008, $350,000 and $258,800 of the then balance outstanding was converted into notes payable, of which $163,947 of principal and $77,114 of accrued interest was outstanding as of December 31, 2010.

The Company has phased out sales of the Thermofocus unit in favor of its own Kidz-Med VeraTemp Non-Contact thermometer (discussed below). In particular, the Company is no longer selling the Thermofocus unit in the United States or internationally, except that, the Company intends to sell any remaining Thermofocus units in inventory to discount distributors in the Third World. There are no current arrangements or agreements in effect with respect to such sales. All present and future customers of the Company are now presented with the Kidz-Med VeraTemp Non-Contact thermometer.

Kidz-Med VeraTemp Non-Contact Thermometer

The Company has now completed design of its own non-contact thermometers, which is called the Kidz-Med VeraTemp Non-Contact thermometer and VeraTemp+ for the professional market. The aggregate cost for design and prototype development of the product was approximately $175,000. Prototypes were developed and a Chinese factory identified for manufacturing all of the components; a contract has been signed with this Chinese factory. Molds and tooling have been ordered and paid for. The Company will purchase all the components and units from this factory, but final packaging is done domestically at the Company’s Ohio facility. Full-scale final assembly and production commenced in May 2010 on the first 12,000 units; these units were fully delivered by early November 2010.  We anticipate that the on going unit cost will be approximately $12.50, although it could possibly be lower as volume increases.  We have filed trademark applications for the names “Never Touch” (the name the Company previously intended to use for the product), “5-in-1”, “Vera Temp” and “Dura Sleeve” (the brand name for the silicon glove that fits around the thermometer to protect it from damage due to falls) with the US Patent and Trademark Office, which are currently pending.  The Company also plans to file an application for both a design patent and a utility patent with the USPTO. The first units off the tooling have been submitted for testing to ensure they meet ASTM standards (American Society of Testing and Materials); the Company received a passing grade from ASTM in May 2010 (when ASTM tests products to ensure they meet ASTM’s standards, ASTM provides either a pass or fail grade).  Concurrently, a required premarket notification, known as a 510(k), was filed with the FDA.  FDA approval was obtained in September 2010. Because the Kidz-Med VeraTemp unit does not incorporate any aiming lights like the Thermofocus  (the patents for which are on its aiming lights), it will not infringe on the Thermofocus patent.  The Company is no longer bound by any non-compete agreement with Tecnimed, since the Settlement Agreement completely superseded the Distribution Agreement. (Notwithstanding the foregoing, on September 21, 2010, Tecnimed, Srl filed a complaint against the Company and its Kids-Med subsidiary alleging, among other things, that the Company’s Kidz-Med VeraTemp Non-Contact thermometer is sufficiently similar to Tecnimed’s Thermofocus thermometer that the Company breached a non-compete agreement (which the complaint alleges, contrary to the Company’s view, survived) and infringed on the Thermofocus trademark and trade dress (see “Legal Proceedings”)).

The Company completed fulfillment of 12,000 units in November 2010, and is currently marketing an additional 10,000 units of the VeraTemp and VeraTemp+.  Funding for additional purchases and assembly will come from purchase order financing or additional sales of our securities.  In July 2010, the Company secured a $3.0 million financing facility to fund the purchase of inventory against purchase orders from Hartsko Financial Services, LLC and a $1.0 million accounts receivable factoring facility.  Packaging components and equipment have been secured and paid for. Additional funds will be needed to complete marketing of the thermometer.

Kidz-Med Scald Safe

The Scald Safe Water temperature disc is a warning disc that helps to ensure that a baby’s bath water is at an appropriate, safe temperature.  When a baby is placed into bath water that is too hot, the ring changes color from purple to a bright pink.  This is an indication that the water is too hot for the baby.  The Scald Safe was first introduced to Kidz-Med by the Scald Safe’s manufacturer Insight Medical in June 2002, and Kidz-Med has a renewable yearly contract for exclusive North American distribution. The product is manufactured in South Africa.

Kidz-Med WhistleWatchAsmalert (children) and Respalert (adults)

The WhistleWatch is a peak flow monitoring device that allows parents to monitor and manage their child’s asthma or other respiratory problems.  Peak flow refers to the maximum peak expiratory flow (PEF) a person can exhale, and reflects the condition of air flow in the lung passages.  Once the peak flow drops, it may be indicative of increased airway resistance, which may lead to an asthma attack. The device is preset by the parent or pediatrician based on the size of the child; this corresponds to 80% of the expected peak flow.  The device is then given to the child and the child is asked to blow into it as hard as the child can.  If the child can make the device whistle, the child’s peak flow is adequate.  If the child cannot make the device whistle, the child needs to be treated with an inhaled bronchodilator or taken to the child’s doctor.  This device is especially useful for young children, who may not verbalize when they feel “tightness” in their chests. The WhistleWatch was first introduced to American Scientific in June 2003 by its-then manufacturer, Linmahoud Products from South Africa, but the current manufacturer is Whistle Watch SA (Pty) Ltd. (South Africa) which initiated a new agreement in July 2005 with Kidz-Med.  The agreement is for exclusive North American distribution of the WhistleWatch, and is for renewable 12 month terms.

Kidz-Med Portable Ultrasonic Nebulizer

The Kidz-Med Portable Ultrasonic Nebulizer is used to treat asthma, bronchitis, bronchiolitis, allergies, hay fever, sinusitis, and nasal congestion due to colds or allergies. Nebulizers are devices that take liquid medication and convert it into a mist so it can be inhaled into the lungs. Although the unit was marketed in the past primarily to children’s providers, such as the One Step Ahead and Leaps and Bounds catalogs, we subsequently found a strong senior market because of the small size, portability and low price.  The product is currently out of stock. When available, we sell the product only on our web site, usually to individual users.  The product was obtained from the manufacturer, Guan Hong Enterprise Co., Ltd. (“Guan Hong”) from Taiwan; we purchased this product from Guan Hong without a distribution agreement. We are seeking a new manufacturer for this product due to the unreliability, in our opinion, of Guan Hong.

Kidz-Med Medicine Dispenser

The Kidz-Med Dispenser was introduced by Kidz-Med in early 2004.  The Kidz-Med Dispenser consists of an orthodontic nipple attached to a medication chamber.  A manually-driven plunger drives medicine out of the chamber into a hollow conduit within the nipple into the child’s mouth.  Effective January 2006, we negotiated a new distribution agreement with South African manufacturer, Blue Dot Properties 557 (PTY) Ltd., which gives Kidz-Med the rights for distribution in North America for a term of five years with a five-year renewable clause.

Kidz-Med Mommy Recorder

This unique voice-recording device allows a mother to easily record a 6-second message designed to calm baby when he or she is upset. The mobile device easily mounts to the baby's crib and duals as a soft night-light. The device is sound activated, for example the baby cries, and then the pre-recorded message automatically plays.  So the mother would record a message like, “It’s OK baby Johnny, Mommy’s here, go back to sleep.”  This message would then play once the device is activated by the noise of the child crying.  It is purchased from JoyCare from Ancona Italy; the product is manufactured in China by JoyCare. We do not have a distribution agreement with JoyCare, but simply purchase the product for resale.

Dr. Bip DVDs

This is a video series narrated by the fictional Dr. Bip, which aims to help children understand and cope with life events such as, with respect to the two DVD’s currently available, hospitalization and welcoming a new baby into the family.  The Company plans to introduce DVD’s covering additional topics in 2011, subject to obtaining needed financing for the development of such DVD’s. The Dr. Bip DVDs are reproduced from a master tape by Accord Productions in Fort Lauderdale, FL. and sold through the Kidz-Med website. The Company has licensed the rights to these DVDs from ConcettaTirotta, the wife of our CEO, Dr. Christopher Tirotta, commencing on October 2, 2008 for one year terms that are automatically renewable.  We pay Ms. Tirotta royalties of 20% of revenue. Sales to date have not been material.

Wee Target

This is a unique toilet training device for young boys.  This item is affixed to the side of the toilet bowl by a suction cup.  It has a target for the young boy to aim at when toilet training.  Once the warm urine hits the target, a picture appears.  When the bowl is flushed, the cool water cleans the item and causes the picture to disappear.  We purchased the product from its manufacturer Comnet Sales International (“Comnet”) from Victoria, Australia. We do not have a distribution agreement with Comnet, but simply purchase the product for resale.

Mebby Product Line

The Company also exclusively distributes the Mebby product line manufactured by the Medel Group SpA in the United States and Canada.  This product line includes breast pumps, bisphenol A free baby bottles, baby monitors, digital scales, humidifiers, pacifiers, meal sets, and sterilizers.  We sell the Mebby product line pursuant to an exclusive distribution agreement, dated January 4, 2010, which had an initial three year term and renews automatically for successive one year terms.

The Disintegrator

Dr. Christopher Tirotta, CEO of the Company, and Mr. Jason Roth, the principal owner of Safeguard Medical Technologies, LLC (together with its affiliates, “Safeguard”) concluded negotiations and executed agreements regarding purchase and sale of the Disintegrator effective September 10, 2009 (the “Purchase Date”).  The Disintegrator and the improved versions thereof, the Disintegrator Plus and Disintegrator Pro, are patented and trademarked home needle and lancet destruction devices.  These devices are used by persons with diabetes and multiple sclerosis who self inject medications at home.  The Company received the assignment of the Disintegrator patent, assignment of the three trademarks, inventory on-hand, tooling, dies, manufacturing jigs and other rights in exchange for 250,000,000 shares of the Company’s common stock and assumption of a $1.2 million contingent note (the “Transaction”).

Development of the Disintegrator was completed by Mr. Joe Adkins in 2002.   Safeguard acquired the rights to the Disintegrator in 2004.  Safeguard had sold 27,000 units prior to the Purchase Date, among other Safeguard business.  Prior to the transaction, the most recent sale was a 5,000 unit sale of the Disintegrator to Bayer Sante completed in March 2009.  There were no other sales of the Disintegrator in 2008 or 2009.

The Disintegrator enables patients who give themselves injections, including those suffering from multiple sclerosis or diabetes, to properly and safely dispose of needles at home. The Disintegrator is the only FDA approved home needle destruction device.

Development of the Disintegrator Plus® has been completed, and the Company is currently accepting orders for this product. There is currently no retail distribution of the product. A Disintegrator web site has been created to sell the unit to the end users (http://www.disintegratorplus.com ). This website is currently accepting pre-orders for the product.  The components are manufactured in China and sub-component assembly and packaging are done at the Company’s Ohio facility.  The Company received a purchase order from Bayer France for 2,000 units valued at $155,420 during the first quarter of 2010. Fulfillment of the first order was completed in September 2010.  Fulfillment of the order had been delayed due to delay in receiving payment from the purchaser and delay in receiving final shipping instructions from the purchaser.  A total of an additional 3,000 units have also been produced and received at the Company’s warehouse (not including the 2,000 units already completed for the Bayer order).

Ulster Scientific, Inc. .

Ulster sold many important diabetes products, including insulin injection devices, disposable lancets, and clinical blood-sampling devices, as well as many products for healthcare and laboratory safety.  For example, Ulster sold the Autolet and Autojector products used to monitor diabetic blood sugar levels. Ulster also sold a patented universal biohazard spill kit as well as several mechanical micro liquid transfer devices, known as pipettes. Ulster has been inactive since 2005 and there are no plans to resume regular operations. Ulster was made inactive because management at the time wished to devote the Company’s limited resources to other endeavors, notably HeartSmart.

Distribution Methods

HeartSmart, Inc.

HeartSmart’s manufacturing supplier was the Tishcon Corporation of Westbury, New York, a contract manufacturer of over-the-counter pharmaceuticals, vitamins, minerals, and other nutraceuticals.

HeartSmart was first launched via a long form infomercial in the summer of 2006.  Gary Collins and Mary Ann Mobley starred in that infomercial.  The launch was not successful due to the high cost of the product and the fact that the company did not have the financial resources to sustain the infomercial campaign.  The company made a decision in April of 2007, to refocus its financial resources on launching the Kidz-Med product line, namely the Thermofocus thermometer.  HeartSmart was made inactive in February of 2008 when the last batch of inventory expired.

At the appropriate time, and subject to the Company obtaining needed financing, HeartSmart may re- introduce its key product, Heart Smart Foundation Supplement, via long-form television infomercials.  However, the HeartSmart product line will remain inactive until such time as we believe its launch will be financially viable and until we identify a lower-cost supplier.  We eventually plan to make this product and others (such as Q-Force + Carnitine, Osteo Complex, Seasential 3 Omega Complex, E-Peak, Carni-Max Release, Vita QB Energy Complex, CinnaSupport, and Multi Complete) available through mass-market retailers such as drug stores, supermarkets, and mass merchandisers.  As noted above, the Company will no longer market this or any other product through a subsidiary.  All products will be placed under the American Scientific Resources umbrella, although the Company will utilize the Kidz-Med and HeartSmart brand names.

Kidz-Med, Inc.

Kidz-Med currently sells all of its products directly to consumers through our website at www.kidzmed.com.  All of Kidz-Med’s products are currently available through www.kidzmed.com , except the Kidz-Med Portable Ultrasonic Nebulizer which is currently out of stock. Kidz-Med utilizes internet marketing through Google Adwords, Froogle, Ebay Stores, Amazon Marketplace, Nextag, and Shopzilla in order to drive as many sales directly to its website as possible.  Kidz-Med also sells certain products through major retailers.

Kidz-Med currently is selling its products through retailers such as Amazon.com, C&S Grocers, CVS Pharmacy, CVS.com, Diapers.com, Duane Reade, Fred Meyer, Price Chopper, and through surgical supply dealers such as Cardinal Health, Henry Schein and McKesson.

We actively sell to e-tailers, either directly at wholesale, or as drop shippers of product.  Some of our online retailers carrying some or all of our Kidz-Med product line are:

•	Amazon.com
•	BabiesRUs.com
•	Comfort 1
•	CVS.com
•	EBay Stores
•	eGeneralMedical.com
•	Emergency Medical Products (BuyEMP.com)
•	Neb Doctors
•	Shower Your Baby

In 2007 Kidz-Med arranged for Global Media Fund to produce professional-grade 30 and 60 second TV commercials to advertise the Kidz-Med products; the 30 second version is available for viewing on the Kidz-Med website.  Kidz-Med contracted with Michael Hirsch of Joseph Pedott Advertising & Marketing to do the media buying and in late 2007 and early 2008, these commercials aired on the following national cable channels: WGN, Bravo, Direct TV, Comcast, DISH, TBS, TNT, Comedy Central, and the I Network.  The commercials have also aired on the local ABC, CBS, and NBC affiliates in the largest Walgreens markets: Chicago, Dallas, Houston, Miami, Orlando, Philadelphia, St. Louis, Milwaukee and New York.  We have also placed featured editorials in trade publications and magazines, and received some television exposure in September 2009.

Currently we have no contractual relationships with any media relations firm, but plan to engage one in the near future.  The Company may reshoot the thermometer commercial using its own non-contact thermometer.

Competition

There are a number of similar products currently on the market that directly compete with the following Kidz-Med’s products:

•
Kidz-Med VeraTemp Non-Contact thermometer  A product made by Exergen called the Comfort Scanner is widely sold at many major U.S. retailers, but it requires making contact with the patient’s forehead.  The Comfort Scanner requires the operator to swipe the probe across the patient’s forehead; it also requires a disposable probe cover. There is another product, the prototype clinical infrared thermometer, the Braun Thermoscan made by Procter & Gamble Co.  This product requires the user to put the probe in the patient’s ear; this also requires a probe cover.  We believe young children may find this very intrusive.  The Kidz-Med VeraTemp does not require any skin contact at all.  To use the Kidz-Med VeraTemp, the user needs only to aim the device about one inch from the forehead or neck and a temperature reading is obtained in less than one second.  We plan to market the Kidz-Med VeraTemp nationally and internationally in retail megastores where the Exergen is currently sold (including Target, Wal-Mart, CVS, Babies R Us, Costco and drugstore.com). We will also be competing with the Thermofocus made by Tecnimed.  The Kidz-Med VeraTemp Non-Contact thermometer will retail for 40% less than the Thermofocus.  The Thermofocus product has not garnered any significant staying power in the retail sector in the United States.  However, competition from the Thermofocus may have the effect of reducing sales of the Kidz-Med VeraTemp, resulting in lower revenues.

The Company would like to expend at least $1 million dollars on marketing the new Kidz-Med VeraTemp Non-Contact thermometer.  This campaign will include print, TV, radio, and Internet advertising.  The Company will also engage in mandatory coop marketing (under which the Company and the retailer share advertising and marketing expenses,) with the retail stores where shelf placement is secured.  The Company intends to raise this money through the sales of equity and debt securities in private placements to investors.  There is no assurance we will be able to successfully secure this financing.  The usual retail price for both the Exergen product and the Braun product is $49, depending on the retailer.  The Thermofocus retailed for $69-$99 in domestic retail stores.  The Kidz-Med VeraTemp will retail for $49 or less.

•
Kidz-Med Medicine Dispenser  The Numimed and Munchkinator pacifiers currently consist of medication chambers attached to a nipple, but both lack the plunger to administer the medicine if the child refuses to suck.  The Numimed is made by Sharn, Inc. from Tampa, FL and the Munchkinator is made by Munchkin Inc. from North Hills, CA.

•
WhistleWatchAsmalert  TheWhistleWatch has three main competitors, Medikrom, Vitalograph, and Clement-Clarke.  Their products are not intended for the home health care market.  Other competitors include Dey labs, Monaghan Medical Corporation, and Philips Respironics (a division of Royal Philips Electronics) (through Philips Respironics’s Assess and Personal Best lines of products) which all sell quantitative monitors.  Kidz-Med believes it has a competitive advantage over its competitors because of the WhistleWatch’s simplicity, reliability, and low cost.

As noted above, the Company was the exclusive supplier of the Thermofocus 5-in-1 to Walgreens, BabiesRUs, CVS.com and any other retail chains approved by Tecnimed (no other chains have been approved by Tecnimed). The Company does not compete with Tecnimed in the distribution of the Thermofocus 5-in-1.  The Company has phased out the Thermofocus product with the introduction of its own non-contact thermometer, the Kidz-Med VeraTemp Non-Contact thermomter.  However, the Thermofocus will now compete with the VeraTemp, potentially resulting in lowered revenue.

Principal Suppliers

We act as both a manufacturer (with respect to the Disintegrator line) and distributor of healthcare and medical products. With respect to products or components of products that are manufactured by third parties, we rely on the timely delivery of such products and components from the manufacturer, with which we have an agreement.

•
Thermofocus 5-in-1 is manufactured by TecnimedSrl of Italy.  This product has been phased out as the company introduces its own non-contact thermometer, the Kidz-Med Non-Contact 5-in-1. In particular, the Company is no longer selling the Thermofocus unit in the United States or internationally, except that, the Company intends to sell any remaining Thermofocus units in inventory to discount distributors in the Third World. There are no current arrangements or agreements in effect with respect to such sales.  All present and future customers of the Company are now presented with the Kidz-Med VeraTemp Non-Contact thermometer. Components will be manufactured in Shanghai, China with packaging done in the Company’s Ohio facility.

•	The Disintegrator: Components will be manufactured in Shanghai, China, with sub-component assembly and packaging done in the Company’s Ohio facility.
•	ScaldSafe Temperature Ring is manufactured by Insight Medical, Ltd.
•	WhistleWatch Asthma Alert is manufactured by Whistle Watch SA (Pty) Ltd.
•	Kidz-Med Nebulizer is manufactured in China by JoyCare from Ancona, Italy.

Dependence on One or a Few Major Customers

In 2009, 49% of our revenue was derived from Walgreens and 16% was derived from BabiesRUs.  Upon Walgreen’s termination of its sales of the Thermofocus in August 2009, sales to BabiesRUs accounted for approximately 35% of our revenue over the next six months.

We have since secured a broader customer base consisting of e-tailers, retail pharmacies and wholesalers. For the year ended December 31, 2010, cash collected from Walgreens for deliveries of the Thermofocus in 2008 and 2009, for which revenue was not previously recognized due to doubts as to ultimate collectability, was approximately 26% of revenue.  Sales of the Disintegrator Plus® to Bayer Sante accounted for approximately 18% of our 2010 revenue.  No other customer accounted for more than 10% of our 2010 revenue.  Sales of both the Thermofocus and Kidz-Med VeraTemp thermometer over various internet sites accounted for approximately 14% of our 2010 revenue.

Intellectual Property

Trademarks

The ScaldSafe Temperature Ring, Kidz-Med Medicine Dispenser, WhistleWatch Asthma Alert, and Kidz-Med Nebulizer are all registered with the US Patent and Trademark Office under the Kidz-Med trademark.  The Thermofocus 5-in-1 is a registered trademark of Tecnimed; Kidz-Med has filed for a registered trademark of its own for the name “Never Touch 5-in-1” for its own non-contact thermometer (the name we previously intended to use), which application is currently pending. We have also filed for trademark registrations for the names 5-in-1, VeraTemp and DuraSleeve (the brand name for the silicon glove that fits around the thermometer to protect it from damage due to falls).  We have also registered trademarks for the Disintegrator®, Disintegrator Plus®, and Disintegrator Pro® with the US Patent and Trademark Office.

Patents

The Disintegrator® is protected by US patent (no. 6,384,362) expiring in 2022.

Government Approval

The Federal Drug Administration (“FDA”) has approved the Thermofocus 5-in-1, Kidz-Med Medicine Dispenser, WhistleWatch Asthma Alert, and Kidz-Med Nebulizer as medical products and devices.  In addition, the Thermofocus 5-in-1 has received FDA approval under Section 510(k) of the United States Food, Drug and Cosmetic Act to market this device.  The Kidz-Med VeraTemp product has also received 510(k) clearance. Our only product that has not received FDA approval is the ScaldSafe Temperature Ring because management believes that such approval is not required.  The Company plans to relocate its Ohio facility to South Florida and have it become fully FDA compliant by summer 2011.

Employees

As of March 31, 2011, we had five full-time employees.   We believe that our employee relations are good. None of our employees are represented by a collective bargaining unit.

Item 1A.	Risk Factors

An investment in the Company’s Common Stock involves a high degree of risk. An investor should carefully consider the risks described below as well as other information contained in this report. If any of the following risks actually occur, our business, financial condition or results of operations could be materially adversely affected, the value of our Common Stock could decline, and an investor may lose all or part of his or her investment.

Risks Related to our Business

We have a limited operating history upon which an evaluation of our prospects can be made.

American Scientific Resources, Incorporated is a company that was incorporated in August 1990 but formed and/or acquired its three wholly owned subsidiaries, Kidz-Med, Inc. (2004), HeartSmart, Inc. (2004) and Ulster Scientific, Inc. (2004). We have only conducted operations for six years. Our future operations are contingent upon increasing revenues and raising capital for expansion to advance research. Because we have a limited operating history, you will have difficulty evaluating our business and future prospects.

We also face the risk that we may not be able to effectively implement our business plan. If we are not effective in addressing these risks, we may not operate profitably and we may not have adequate working capital to meet our obligations as they become due.

We have had limited operations, have incurred losses since inception, have sufficient cash to sustain our operations for a period of approximately one month, and we need additional capital to execute our business plan.

We have had limited operations and have incurred net losses applicable to common shareholders of $7,040,767 and $3,424,851, respectively, for the years ended December 31, 2010 and 2009.  As of December 31, 2010, we have an accumulated deficit of $27,072,391 and a shareholders’ deficit of $5,729,164. We will require additional funds through the receipt of conventional sources of capital or through future sales of our common stock, until such time as our revenues are sufficient to meet our cost structure, and ultimately achieve profitable operations. We currently have sufficient cash to sustain our operations for a period of approximately one month. Management estimates that it will need $1,000,000 over the next twelve months, and $3,000,000 to fund all of the Company’s current product development and marketing projects, including $1,000,000 to fund marketing programs for the Kidz-Med VeraTemp Non-contact thermometer. There is no assurance we will be successful in raising additional capital or achieving profitable operations. Wherever possible, our board of directors will attempt to use non-cash consideration to satisfy obligations. In many instances, we believe that the non-cash consideration will consist of restricted shares of our common stock. These actions will result in dilution of the ownership interests of existing stockholders and may further dilute common stock book value, and that dilution may be material.

 Additional financing will be necessary for the implementation of our strategy, which we may be unable to obtain.

Our capital requirements in connection with our development activities and transition to commercial operations have been and will continue to be significant. In order to sustain our operations we will need additional capital. We are currently in default on some of our promissory notes, and such repeated defaults on our credit obligations may raise serious concerns with potential lenders regarding our creditworthiness, which may make it more difficult for us to obtain needed capital. There can be no assurance that financing will be available in amounts or on terms acceptable to us, or at all.

We are in default on some of our secured and unsecured promissory notes. As a result, the noteholders could foreclose on our assets, which ultimately could require us to curtail or cease operations.

We are in default on some of our secured and unsecured promissory notes. As of December 31, 2010, we were in default on $1,333,447 principal amount of notes (including $880,000 in convertible notes noted under the risk factor below, but excluding $159,430 of amounts unpaid to related parties). On December 24, 2010, we did not meet an obligation to pay principal on a $44,000 short-term note and entered into default. This default was remedied in February 2011 after the Company entered into an agreement with the lender to extend payment of principal and reduce the interest rate in exchange for the issuance of 25,000 shares of our common stock. On January 12, 2011, we did not meet obligations to pay principal and interest on two short-term notes with an aggregate principal amount of $160,000. On February 1, 2011, we entered into an agreement to extend the payment due date for the $160,000 of principal and interest to April 12, 2011 in exchange for our issuance of 160,000 shares of our common stock. These shares were issued on February 2, 2011. We have generally been unable to meet payment terms when due of our debt obligations. We have satisfied some of our debt obligations, in whole or in part, over the last 2 years. We have reached a settlement agreement with one of the noteholders effective December 31, 2009, under which the noteholder has agreed to accept 440,000 previously issued shares of our common stock in satisfaction of the note (subject to the terms and conditions of the agreement, including an agreement by the Company to register such shares for resale-see “Promissory Notes Payable”; this note is no longer in default). From time to time, we have been paying down the principal on several of our notes in small increments with excess available cash, or converting debt and accrued interest to common shares. In order to continue to repay our remaining outstanding obligations, we may be forced to scale back some of our planned operations, which could have a material adverse effect on our growth. In addition, if we remain in default on some of our notes, we may incur materially higher interest expenses, and the noteholders could foreclose on their collateral and commence legal action against us to recover the amounts due which ultimately could require the disposition of some or all of our assets. Any such action would require us to curtail or cease operations.

We are in default on some of our convertible promissory notes. If we are unable to reach an agreement with our convertible noteholders, the noteholders could foreclose on our assets, which ultimately could require us to curtail or cease operations.

We are in default on certain promissory notes convertible into our common stock. As of December 31, 2010, we were in default from the nonpayment of principal on our 2007 convertible promissory notes in the amount of $880,000, excluding amounts due for interest. During June 2010, a noteholder converted principal due on the 2007 convertible promissory notes and accrued interest with an aggregate value of $33,551 into 11,514 shares of our common stock. We also reached agreement on the amount of principal, interest and shares of common stock due to another noteholder (Lanktree). In July 2010, we settled on $580,000 as the aggregate cash amount due for principal and interest. We also agreed to defer the payments of principal, interest and accrual of interest for six months, to issue 315,067 shares of our common stock, and to allow for conversion of the $580,000 plus any accrued interest into shares of our common stock at the option of the noteholder after six months. In September 2010, we amended our agreement to allow the holder the right to convert at any time. In September and October 2010, the holder of the $580,000 note converted $200,000 of the note into 250,000 of our common shares leaving the principal balance due at $380,000. As of the date of the filing of this report, we have issued all of the 315,067 shares that we were obligated to issue. If we remain in default on these notes, we may incur materially higher interest expenses, and the noteholders could commence legal action against us to recover the amounts due which ultimately could require the disposition of some or all of our assets. Any such action would require us to curtail or cease operations.

Our independent registered auditors have expressed substantial doubt about our ability to continue as a going concern.

Our audited financial statements for the fiscal year ended December 31, 2010, included an explanatory paragraph that expressed substantial doubt about our ability to continue as a going concern. As discussed in Note 2 to the consolidated financial statements for the year ended December 31, 2010, included with this report, because we have had operating and liquidity concerns, current liabilities exceeded current assets by $5,149,524 at December 31, 2010, reported a net loss applicable to common shareholders of $7,040,767 for the year ended December 31, 2010 and are in default with regard to the payment of certain obligations, there is substantial doubt about our ability to continue as a going concern. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Our intellectual property rights are valuable, and any inability to protect them could reduce the value of our services and brand.

Our trademarks, trade secrets, and other intellectual property rights are important assets for us. The ScaldSafe Temperature Ring, Kidz-Med Medicine Dispenser, WhistleWatch Asthma Alert, and Kidz-Med Nebulizer are all registered with the US Patent and Trademark Office under the Kidz-Med trademark. The Company has filed a trademark registration for the names “Never Touch”, “VeraTemp”, and “DuraSleeve”. The Disintegrator and Disintegrator Plus are also protected by US patents and trademarks. Protecting our intellectual property rights is costly and time consuming. Any unauthorized use of our intellectual property could make it more expensive to do business and harm our operating results.

We face patent protection risks that may negatively affect our brand name reputation, revenues, and potential profitability.

We are dependent upon a variety of methods and techniques that we regard as proprietary trade secrets. We are also dependent upon a variety of trademarks, service marks and designs to promote brand name development and recognition and we rely on a combination of trade secrets, copyright, patent, trademark, unfair competition and other intellectual property laws to protect our rights to such intellectual property. However, to the extent that our products violate the proprietary rights of others, we may be subject to damage awards or judgments prohibiting the use of our technology. See – “Legal Proceedings” for a description of a pending legal proceeding related to intellectual property. In addition, our rights in any of our intellectual property may not be enforceable, even if registered, against any prior users of similar intellectual property. Furthermore, if we fail to provide adequate proprietary protection, our names, brand name reputation, revenues and potential profitability may be negatively affected.

If our products are found to have defects or fail to meet industry standards, we will incur substantial litigation, judgment, product liability and product recall costs, which will increase our losses and negatively affect our brand name reputation and product sales.

We may be subject to liability for errors that occur with our technologies due to claims of negligence or product malfunction. We have product liability insurance and, pursuant to our manufacturing agreement with respect to the Kidz-Med VeraTemp Non-Contact thermometer, the Company has the right to claim reimbursement for damages due to manufacturing defects. This manufacturing agreement, which is incorporated by reference as an exhibit to this annual report, has a two year term commencing in November 2009, subject to extension upon mutual agreement for successive one year terms. Nonetheless, we can still suffer litigation as a result of perceived product malfunctioning, adversely affecting our brand, revenue stream and company. Despite the product liability insurance and protections noted above under our manufacturing agreement, product liability claims could increase our costs and adversely affect our brand name reputation, revenues and, ultimately, lead to additional losses. In addition, product defects could result in product recalls and warranty claims. A product/drug recall could delay or halt production of our product until we are able to remedy the product defects. The occurrence of any claims, judgments or product recalls will negatively affect our brand name image and product sales, lead to additional costs, and adversely affect our financial condition and results of operation.

 Our success depends upon our Chief Executive Officer and should we fail to retain him, our operations will be adversely affected.

We believe that our success will depend to a significant extent upon the efforts and abilities of Dr. Christopher F. Tirotta, our Chairman and Chief Executive Officer, due to his contacts in the medical and healthcare industries and his overall insight into our business. Our failure to retain Dr. Tirotta or to attract and retain additional qualified personnel, could adversely affect our operations. We do not currently carry key-man life insurance on any of our officers.

We are reliant on a few customers for a significant portion of our revenues, our agreements with these customers are terminable at-will, and a few of our large sales thus far for2010 may be non-recurring.

In 2009, 49% of our revenue was derived from Walgreens and 16% was derived from Babies “R”Us. Walgreens terminated its product purchase agreement with us in August 2009. A 2,000 unit sale of our Disintegrator Plus to Bayer Sante during 2010 accounted for approximately 18% of our revenue for the year ended December 31, 2010. Cash collected from Walgreens accounted for 26% of our 2010 revenues (such revenues related to products delivered by consignment to Walgreens prior to termination of the product purchase agreement in August 2009). Presently, we do not have any other significant customers which account for more than 10% of our sales.

We are party to pending litigation which may have a material adverse effect on the Company.

On September 21, 2010, Tecnimed, Srl filed a complaint against the Company and its Kids-Med subsidiary alleging, among other things, that the Company’s Kidz-Med VeraTemp Non-Contact Thermometer is sufficiently similar to Tecnimed’sThermofocus Thermometer that the Company breached a non-compete agreement and infringed on the Thermofocus trademark and trade dress. In addition, on October 26, 2010, Sanomedics International Holdings filed a complaint in District Court for the Southern District of Florida against the Company alleging that the Company infringed on plaintiff’s thermometer design patent, and upon an exclusive distribution and manufacturing agreement between the plaintiff and the Chinese manufacturer of the Company’s Kidz-Med VeraTemp Non-Contact thermometer (see “Legal Proceedings”). Although the Company believes the plaintiffs’ allegations are without merit, we can provide no assurance as to the outcome of the litigation. An adverse judgment or settlement in any pending litigation would have a material adverse effect on the Company’s operating results and financial condition. In addition, regardless of whether any claims against us are valid or whether we are ultimately determined to be liable, we could also be adversely affected by orders to recall our products, negative publicity, litigation costs resulting from the defense of these claims and the diversion of time and resources from our operations.

Risks Related to our Common Stock:

Our Common Stock is quoted on the OTCQB, which may limit the liquidity and price of our Common Stock more than if our Common Stock were quoted or listed on the Nasdaq Stock Market or a national exchange.

Our securities are currently quoted on the OTCQB, an NASD-sponsored and operated inter-dealer automated quotation system for equity securities not included in the Nasdaq Stock Market. Quotation of our securities on the OTCQB may limit the liquidity and price of our securities more than if our securities were quoted or listed on The Nasdaq Stock Market or a national exchange. Some investors may perceive our securities to be less attractive because they are traded in the over-the-counter market. In addition, as an OTCQB listed company, we do not attract the extensive analyst coverage that accompanies companies listed on other exchanges. Further, institutional and other investors may have investment guidelines that restrict or prohibit investing in securities traded on the OTCQB. These factors may have an adverse impact on the trading and price of our Common Stock.

The application of the “penny stock” rules could adversely affect the market price of our common shares and increase your transaction costs to sell those shares.

The Securities and Exchange Commission (the “SEC”) has adopted rule 3a51-1 which establishes the definition of a “penny stock,” for the purposes relevant to us, as any equity security that has a market price of less than $5.00 per share or with an exercise price of less than $5.00 per share, subject to certain exceptions. For any transaction involving a penny stock, unless exempt, Rule 15g-9 requires:

•	that a broker or dealer approve a person’s account for transactions in penny stocks; and

•	the broker or dealer receive from the investor a written agreement to the transaction, setting forth the identity and quantity of the penny stock to be purchased.

In order to approve a person’s account for transactions in penny stocks, the broker or dealer must:

•	obtain financial information and investment experience objectives of the person; and

•
make a reasonable determination that the transactions in penny stocks are suitable for that person and the person has sufficient knowledge and experience in financial matters to be capable of evaluating the risks of transactions in penny stocks.

The broker or dealer must also deliver, prior to any transaction in a penny stock, a disclosure schedule prescribed by the SEC relating to the penny stock market, which, in highlight form:

•	sets forth the basis on which the broker or dealer made the suitability determination; and

•	that the broker or dealer received a signed, written agreement from the investor prior to the transaction.

Generally, brokers may be less willing to execute transactions in securities subject to the “penny stock” rules. This may make it more difficult for investors to dispose of our common stock and cause a decline in the market value of our stock.

As an issuer of “penny stock,” the protection provided by the federal securities laws relating to forward looking statements does not apply to us.

Although federal securities laws provide a safe harbor for forward-looking statements made by a public company that files reports under the federal securities laws, this safe harbor is not available to issuers of penny stocks. As a result, the Company will not have the benefit of this safe harbor protection in the event of any legal action based upon a claim that the material provided by the Company contained a material misstatement of fact or was misleading in any material respect because of the Company’s failure to include any statements necessary to make the statements not misleading. Such an action could hurt our financial condition.

The market price for our common shares is particularly volatile given our status as a relatively unknown company with a small and thinly traded public float, limited operating history and lack of profits which could lead to wide fluctuations in our share price. You may be unable to sell your common shares at or above your purchase price, which may result in substantial losses to you.

The market for our common shares is characterized by significant price volatility when compared to the shares of larger, more established companies that trade on a national securities exchange and have large public floats, and we expect that our share price will continue to be more volatile than the shares of such larger, more established companies for the indefinite future. The volatility in our share price is attributable to a number of factors. First, as noted above, our common shares are, compared to the shares of such larger, more established companies, sporadically and thinly traded. As a consequence of this limited liquidity, the trading of relatively small quantities of shares by our shareholders may disproportionately influence the price of those shares in either direction. The price for our shares could, for example, decline precipitously in the event that a large number of our common shares are sold on the market without commensurate demand. Secondly, we are a speculative or “risky” investment due to our limited operating history and lack of profits to date, and uncertainty of future market acceptance for our potential products. As a consequence of this enhanced risk, more risk-adverse investors may, under the fear of losing all or most of their investment in the event of negative news or lack of progress, be more inclined to sell their shares on the market more quickly and at greater discounts than would be the case with the stock of a larger, more established company that trades on a national securities exchange and has a large public float. Many of these factors are beyond our control and may decrease the market price of our common shares, regardless of our operating performance. We cannot make any predictions or projections as to what the prevailing market price for our common shares will be at any time, including as to whether our common shares will sustain their current market prices, or as to what effect that the sale of shares or the availability of common shares for sale at any time will have on the prevailing market price.

We will incur increased costs as a result of being a public company, which could affect our profitability and operating results.

On January 13, 2011, the effective date of our registration statement on Form S-1 (SEC File No. 333-164517), we become obligated to file annual, quarterly and current reports with the SEC pursuant to the Securities Exchange Act of 1934, as amended. In addition, the Sarbanes-Oxley Act of 2002 (“Sarbanes-Oxley”) and the rules subsequently implemented by the SEC and the Public Company Accounting Oversight Board have imposed various requirements on public companies, including requiring changes in corporate governance practices. We expect these rules and regulations to increase our legal and financial compliance costs and to make some activities of ours more time-consuming and costly. We expect to spend between $50,000 and $100,000 in legal and accounting expenses annually to comply with our reporting obligations and Sarbanes-Oxley. These costs could affect profitability and our results of operations.

We have not paid dividends in the past and do not expect to pay dividends for the foreseeable future. Any return on investment may be limited to the value of our common stock.

No cash dividends have been paid on the Company’s common stock. We expect that any income received from operations will be devoted to our future operations and growth. The Company does not expect to pay cash dividends in the near future. Payment of dividends would depend upon our profitability at the time, cash available for those dividends, and other factors as the Company’s board of directors may consider relevant. If the Company does not pay dividends, the Company’s common stock may be less valuable because a return on an investor’s investment will only occur if the Company’s stock price appreciates.

Because our common stock is not registered under the Exchange Act, we will not be subject to the federal proxy rules and our directors, executive offices and 10% beneficial holders will not be subject to Section 16 of the Exchange Act. In addition, our reporting obligations under Section 15(d) of the Exchange Act may be suspended automatically if we have fewer than 300 shareholders of record on the first day of our fiscal year.

Our common stock is not registered under the Securities Exchange Act of 1934, as amended, (the “Exchange Act”), and we do not intend to register our common stock under the Exchange Act for the foreseeable future (provided that, we will register our common stock under the Exchange Act if we have, after the last day of our fiscal year, more than 500 shareholders of record, in accordance with Section 12(g) of the Exchange Act; as of March 24, 2011, we have approximately 372 shareholders of record). As a result, although, since January 13, 2011, we have been required to file annual, quarterly, and current reports pursuant to Section 15(d) of the Exchange Act, as long as our common stock is not registered under the Exchange Act, we will not be subject to Section 14 of the Exchange Act, which, among other things, prohibits companies that have securities registered under the Exchange Act from soliciting proxies or consents from shareholders without furnishing to shareholders and filing with the SEC a proxy statement and form of proxy complying with the proxy rules. In addition, so long as our common stock is not registered under the Exchange Act, our directors and executive officers and beneficial holders of 10% or more of our outstanding common stock will not be subject to Section 16 of the Exchange Act. Section 16(a) of the Exchange Act requires executive officers and directors, and persons who beneficially own more than 10% of a registered class of equity securities to file with the SEC initial statements of beneficial ownership, reports of changes in ownership and annual reports concerning their ownership of common shares and other equity securities, on Forms 3, 4 and 5 respectively. Such information about our directors, executive officers, and beneficial holders will only be available through periodic reports and any registration statements on Form S-1 we file. Furthermore, so long as our common stock is not registered under the Exchange Act, our obligation to file reports under Section 15(d) of the Exchange Act will be automatically suspended if, on the first day of any fiscal year (other than a fiscal year in which a registration statement under the Securities Act has gone effective), we have fewer than 300 shareholders of record. This suspension is automatic and does not require any filing with the SEC. In such an event, we may cease providing periodic reports and current or periodic information, including operational and financial information, may not be available with respect to our results of operations.

If we are unable to favorably assess the effectiveness of our internal control over financial reporting, our stock price could be adversely affected.

Pursuant to Section 404 of the Sarbanes-Oxley Act of 2002, or Section 404, our management will be required to report on the effectiveness of our internal control over financial reporting in each of our annual reports. Our management will need to provide such a report commencing with our first annual report after we have filed an annual report with the SEC pursuant to Section 13(a) or 15(d) of the Exchange Act for the prior fiscal year, which we anticipate will be our annual report for the year ended December 31, 2011. We may not be able to favorably assess the effectiveness of our internal controls over financial reporting as of December 31, 2011 or beyond. If this occurs, investor confidence and our stock price could be adversely affected.

Item 1B.	Unresolved Staff Comments

Not applicable.

Item 2.	Properties.

We currently lease a 3,500 square foot facility at 9929 East Washington Street, Unit C, Chagrin Falls Ohio on a month to month basis.   Our monthly rent is $3,000.  We also rent a post office box in Weston, Florida at a cost of $150 per year. In addition, pursuant to an agreement between the Company and Alodote Pty Limited (“Alodote”), Alodote provides us sourcing, manufacturing and logistical support, including use of office space in Shanghai, and we pay Alodote a monthly fee of $1,500. Our agreement with Alodote has a two year term commencing in August 2009.

Item 3.	Legal Proceedings.

On July 7, 2008, we filed a complaint in the United States District Court, Southern District of New York against Tecnimed, Srl for breach of contract and tortious interference with the distribution contract between the parties.  This matter was settled on March 6, 2009.  We retained the right to sell exclusively to Walgreens, BRU, CVS.com and any other retailers approved by Tecnimed.  All proceeds from the sales at these retailers will be split evenly between Kidz-Med and Tecnimed.  The Settlement Agreement completely supersedes and replaces the previous distribution agreement dated March 31, 2008.

On August 15, 2008, Exergen Corporation filed suit with the United States District Court for the District of Massachusetts against Kidz-Med, Inc., American Scientific Resources, Incorporated and Tecnimed, Srl for patent infringement, seeking unspecified damages and an injunction against future infringement.  Exergen claims that Tecnimed and Kidz-Med violated five of their US patents, specifically regarding their algorithms for measuring temperature on the forehead. We have hired legal counsel and intend to vigorously defend ourselves in this matter. Tecnimed’s lawyers filed a brief for summary judgment to have the case dismissed.  A Markman hearing (a pretrial hearing during which a judge examines evidence on the appropriate meanings of relevant key words used in a patent claim) was held in July 2010, and we are currently awaiting results of the motion for summary judgment.

On March 19, 2010, Exergen Corporation filed a Lanham act lawsuit with the United States District Court for the District of Massachusetts against the Company and Kidz-Med, Inc. alleging false advertising with regards to the Thermofocus thermometer and the Kidz-Med Non-Contact 5-in-1, and seeking unspecified damages and an injunction against future false advertising. The legal action alleges false advertising by Kidz-Med regarding the site of the temperature measurement, namely the forehead and how this relates to temporal artery blood flow.  In particular, the complaint alleges that the Company’s advertising falsely claims that the Thermofocus takes the temperature of the skin over the temporal artery; the Company maintains that its advertising does not make such a claim. The Thermofocus device takes the temperature in the middle of the forehead.  This skin temperature at the middle of the forehead is affected by the blood flow in the temporal artery.  Neither device measures the blood temperature in the temporal artery. The Company believes the plaintiff’s allegations have no merit and plans to vigorously defend itself. The Company filed a Motion to Dismiss the Complaint on May 25, 2010.  Exergen filed a Motion in Opposition to this motion on June 14, 2010.  There has been no further action to date.

On September 21, 2010, Tecnimed, Srl filed a complaint against the Company and its Kids-Med subsidiary with the United States District Court for the Southern District of New York alleging that the Company’s Kidz-Med VeraTemp Non-Contact Thermometer is sufficiently similar to Tecnimed’s Thermofocus Thermometer that the Company breached a non-compete agreement and infringed on the Thermofocus trademark and trade dress.  In addition, the complaint alleges that the Company sold Thermofocus units in an unauthorized manner resulting in a breach of contract.  Further, the complaint alleges that the Company is in default on the payment of $209,802 of principal and $88,867 of interest under the notes due Tecnimed.  The complaint seeks a trial by jury, injunctions against manufacturing and selling products that are in competition with the Thermofocus and use similar trade dress, recall of the Company’s Kidz-Med 5-in-1 Non-Contact thermometer, and payment of unspecified amounts for ill-gotten gains, treble damages, punitive damages and attorneys’ fees.  Subsequently, a hearing was held on the plantiff ’s motion for a preliminary injunction. On January 18, 2011, the Court issued a preliminary injunction prohibiting the Company from shipping product in the infringing packaging, and ordered a recall of the product from customers contingent on Tecnimed posting a bond of $130,000. On January 18, 2011, the Company filed an appeal of this order and a stay of this decision pending appeal. Tecnimed posted the bond on February 3, 2011, but on February 4, 2011, the Court issued a stay of the recall order pending an appeal decision. The Court also approved the Company’s new package design for the VeraTemp Non-Contact thermometer. On February 11, 2011, the Court ordered a recall of the Company’s Kidz-Med 5-1 Non-Contact thermometer held by wholesalers for re-packaging and the Company began mailing recall letters on February 11, 2011. It is currently not possible to determine the impact of the recall on the Company’s financial position or results of operations. The Company will continue to pursue the appeal of the preliminary injunction.

On October 26, 2010, Sanomedics International Holdings filed a complaint in United States District Court for the Southern District of Florida against the Company alleging that the Company infringed on plaintiff’s thermometer design patent, and upon an exclusive distribution and manufacturing agreement between the plaintiff and the Chinese manufacturer of the Company’s Kidz-Med VeraTemp Non-Contact thermometer.  The complaint also alleges the Company wrongfully asserted dominion over plaintiff’s Food and Drug Administration clearances depriving plaintiff of its exclusive rights and interests.  The complaint seeks injunctive relief, recall and destruction of all the Company’s Kidz-Med VeraTemp Non-Contact thermometer products and marketing materials, and unspecified monetary damages, punitive damages and attorneys’ fees.  The Company believes the complaint is without merit and intends to pursue a vigorous defense.

In October 2009, Shrink Nanotechnologies, Inc. (formerly known as AudioStocks, Inc.) (“Shrink”) filed suit against us and our officers and directors, among others in the Superior Court of the State of California for the County of San Diego, North County Division. The action alleges that the Company and Stalt, Inc. (the Company’s former transfer agent) have refused to allow the plaintiff to have the legend removed on 10,000 shares of the Company’s Common Stock that were issued to the Plaintiff.  The plaintiff alleges breach of contract, anticipatory breach of contract, fraud and misrepresentation, breach of covenant of implied good faith and fair dealing.  The plaintiff sought at least $1,428,000 and asks the court to compel the Company though Stalt, Inc.  (its former transfer agent) to issue shares of its Common Stock equal to the damages determined at trial. The action also sought punitive damages in excess of $4,248,000.  This matter was settled in February 2010. Under the terms of the settlement, the Company issued Shrink 80,000 new shares of the Company’s common stock without legend, and Shrink relinquished all outstanding warrants and an 8 million share certificate it already possessed. The 80,000 new shares were issued without legend on the basis of the exemption from registration statement provided by Section 3(a)(10) of the Securities Act of 1933, as amended, for securities issued in exchange for outstanding securities, claims or property interests, where such exchange is approved by a court authorized to grant such approval

Item 4.	[Reserved.]

PART II

Item 5.	Market For Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

The Company’s Common Stock is listed on the OTCQB under the under the symbol “ASFXD.PK.” (The D was added temporarily on March 21, 2011, for a period of 20 business days in connection with our reverse split).  The following table sets forth the quarterly high and low sale prices for our common shares for the last two completed fiscal years (as adjusted for the 200-to-1 reverse stock split effected March 21, 2011) and the subsequent interim periods. The prices set forth below represent interdealer quotations, without retail markup, markdown or commission and may not be reflective of actual transactions.

	Sale Price
Period	High	Low

Fiscal year 2010:

December 31, 2010	1.90	0,80
September 30, 2010	0.30	1.40
June 30, 2010	3.60	1.60
March 31, 2010	5.94	1.32

Fiscal Year 2009:

December 31, 2009	14.40	2.00
September 30, 2009	16.00	0.20
June 30, 2009	2.80	0.04
March 31, 2009	1.00	0.08

We have approximately 366 record holders of our common stock as of April 1, 2011. This number does not include stockholders for whom shares were held in a "nominee" or "street" name.

Penny Stock Rules

Our shares of Common Stock are subject to the "penny stock" rules of the Securities Exchange Act of 1934 and various rules under this Act. In general terms, "penny stock" is defined as any equity security that has a market price less than $5.00 per share, subject to certain exceptions. The rules provide that any equity security is considered to be a penny stock unless that security is registered and traded on a national securities exchange meeting specified criteria set by the SEC, authorized for quotation from the NASDAQ stock market, issued by a registered investment company, and excluded from the definition on the basis of price (at least $5.00 per share), or based on the issuer's net tangible assets or revenues. In the last case, the issuer's net tangible assets must exceed $3,000,000 if in continuous operation for at least three years or $5,000,000 if in operation for less than three years, or the issuer's average revenues for each of the past three years must exceed $6,000,000.

Trading in shares of penny stock is subject to additional sales practice requirements for broker-dealers who sell penny stocks to persons other than established customers and accredited investors. Accredited investors, in general, include individuals with assets in excess of $1,000,000 or annual income exceeding $200,000 (or $300,000 together with their spouse), and certain institutional investors. For transactions covered by these rules, broker-dealers must make a special suitability determination for the purchase of the security and must have received the purchaser's written consent to the transaction prior to the purchase. Additionally, for any transaction involving a penny stock, the rules require the delivery, prior to the first transaction, of a risk disclosure document relating to the penny stock. A broker-dealer also must disclose the commissions payable to both the broker-dealer and the registered representative, and current quotations for the security. Finally, monthly statements must be sent disclosing recent price information for the penny stocks. These rules may restrict the ability of broker-dealers to trade or maintain a market in our common stock, to the extent it is penny stock, and may affect the ability of shareholders to sell their shares.

Dividends

We have never paid any cash dividends on our common shares, and we do not anticipate that we will pay any dividends with respect to those securities in the foreseeable future. Our current business plan is to retain any future earnings to finance the expansion development of our business.

Securities Authorized for Issuance under Equity Compensation Plan

As of December 31, 2010, we had an employee stock option plan under which 15,000 shares had been reserved for issuance.   The following table shows information with respect this plan as of the fiscal year ended December 31, 2010.

Equity Compensation Plan Information
Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)	Weighted-average exercise price of outstanding options, warrants and rights (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)) (c)

Equity compensation plans approved by security holders	0	N/A	15,000
Equity compensation plans not approved by security holders	—	—	—
Total	0	N/A	15,000

Recent Sales Of Unregistered Securities.

In January 2010 we issued 63,433 shares of common stock for a purchase price of $85,000 (of which we received net proceeds of $78,200). The securities were issued in reliance on the exemption from registration provided by Rule 504 of Regulation D.

In February 2010 we issued a convertible debenture in the principal amount of $100,000, convertible into common stock at a conversion price equal to the lesser of (i) $1.32 per share, or (b) .90 multiplied by the volume weighted average for the common stock for the ten trading days immediately prior to the conversion date provided, however, that conversion price shall not be below $.60. In connection with the sale of the debenture, we issued also issued three-year warrants to purchase 25,000 shares of common stock at an exercise price of $2.00.

In February 2010, we issued 80,000 shares of common stock to Shrink Nanotechnologies, in connection with the settlement of litigation, on the basis of the exemption from registration statement provided by Section 3(a)(10) of the Securities Act of 1933, as amended, for securities issued in exchange for outstanding securities, claims or property interests, where such exchange is approved by a court authorized to grant such approval.

In March 2010 we issued a convertible debenture in the principal amount of $300,000 (of which $200,000 was issued in exchange for the return to treasury and cancellation of 166,667 shares of common stock), convertible into common stock at a conversion price equal to the lesser of (i) $1.32 per share, or (b) .90 multiplied by the volume weighted average for the common stock for the ten trading days immediately prior to the conversion date provided, however, that conversion price shall not be below $0.60. In connection with the sale of the debenture, we issued also issued three-year warrants to purchase 75,000 shares of common stock at an exercise price of $2.00. The offering was made in reliance on the exemption from registration provided by Rule 506 of Regulation D.

In February and April 2010, the Company issued 5,000 and 20,611 shares of common stock, for services rendered valued at $8,200 and $45,000, respectively. In April 2010, the Company agreed to issue 50,000 shares of common stock for consulting services to be performed over a six month period.

On May 13, 2010, we issued Granite Financial Group, LLC, convertible debentures in the principal amount of $501,000, including a debenture in the principal amount of $400,000 issued in exchange for cancellation of (i) a debenture in the principal amount of $100,000 , issued on February 16, 2010, and (ii) a debenture in the principal amount of $300,000 issued on March 23, 2010 ($200,000 of which was issued in exchange for the return to treasury and cancellation of 166,667 shares of common stock, issued to Granite Financial Group, LLC, on December 4, 2009, for a purchase price of $200,000). The debentures have a conversion price that is the lower of (A) $1.32 per share, or (B) .90 multiplied by the volume weighted average price of the Company’s common stock for the ten trading days immediately prior to the conversion date provided, however, that the conversion price shall not be below $0.30. We also issued Granite Financial Group three-year warrants to purchase 125,250 shares of common stock at an exercise price of $2.00 in connection with the issuance of the debentures. The offering was made in reliance on the exemption from registration provided by Rule 506 of Regulation D.

On May 13, 2010, we issued Daniel Schreiber SEP IRA a convertible debenture in the principal amount of $49,000, and three-year warrants to purchase 12,250 shares of common stock with an exercise price of $2.00. The debentures have a conversion price that is the lower of (A) $1.32 per share, or (B) .90 multiplied by the volume weighted average price of the Company’s common stock for the ten trading days immediately prior to the conversion date provided, however, that the conversion price shall not be below $0.30. The offering was made in reliance on the exemption from registration provided by Rule 506 of Regulation D.

On June 24, 2010, the Company issued to Lanktree Consulting Corp. a convertible promissory note in the amount of $44,000 and received cash proceeds of $40,000.

On July 7, 2010, we issued Michael Pisani 11,514 shares of common stock upon conversion of a convertible note, convertible into common stock at a conversion price of $0.80.

On July 7, 2010, we issued Lanktree Consulting Corp. 60,000 shares of common stock as penalty interest on a note.

On July 13, 2010, we issued Lanktree Consulting Corp. a convertible debenture in the principal amount of $60,000.

On July 22, 2010, we issued Granite Financial Group, LLC a convertible debenture in the principal amount of $100,000, convertible into common stock at a conversion price of $0.80, and issued seven-year warrants to purchase up to 25,000 shares of common stock at an exercise price of $1.50. The offering was made in reliance on the exemption from registration provided by Rule 506 of Regulation D.

On July 29, 2010, we issued Lanktree Consulting Corp. 60,000 shares of common stock as penalty interest on a note.

On August 10, 2010, we issued Lanktree Consulting Corp. a convertible debenture in the principal amount of $60,000.

On August 27, 2010, we issued Lanktree Consulting Corp. 60,000 shares of common stock as penalty interest on a note.

On August 27, 2010, we issued Conrad Huss 1,688 shares of common stock for services in connection with arranging the financing transaction with Lanktree Consulting Corp.

On August 4, 2010, we issued our directors and officers an aggregate of 200,000 shares of common stock for services.

On September 13, 2010, we issued Lanktree Consulting Corp. a convertible debenture in the principal amount of $60,000.

On September 14, 2010, we issued Sichenzia Ross Friedman Ference LLP 30,000 shares of common stock for legal services.

On September 21, 2010, we issued an employee, Marc Massoglia, 29,784 shares of common stock for services.

On September 29, 2010, we issued Lanktree Consulting Corp. 125,000 shares of common stock upon conversion of $100,000 in principal amount of convertible debentures.

On September 29, 2010, we issued Conrad Huss 1,688 shares of common stock for services in connection with arranging the financing transaction with Lanktree Consulting Corp.

On October 8, 2010, we issued Lanktree Consulting Corp. 60,000 shares of common stock as penalty interest on a note.
On October 11, 2010, we issued a supplier of components, GuaZhicao, 25,000 shares of common stock in consideration for supplying components.

On October 13, 2010, we issued Lanktree Consulting Corp. a convertible debenture in the principal amount of $90,000.

On October 14, 2010, we issued Lanktree Consulting Corp. 25,000 shares of common stock in consideration for accelerating the purchase of a convertible debenture.

On October 15, 2010, we issued Granite Financial Group, LLC 100,000 shares of common stock as additional consideration for the purchase of a $100,000 promissory note.

On November 5, 2010, we issued Lanktree Consulting Corp. 125,000 shares of common stock upon conversion of $100,000 principal amount of a note.

On November 5, 2010, we issued Conrad Huss 2,355 shares of common stock in connection with arranging the financing transaction with Lanktree Consulting Corp.

On November 11, 2010, we issued 60,000 share of common stock as additional consideration for the purchase of a $60,000 promissory note.

On November 13, 2010, we issued Lanktree Consulting Corp. 75,067 shares of common stock as penalty interest on a note.

On November 17, 2010, we issued an investor, Justin DiRezze, 75,000 shares of common stock for an aggregate purchase price of $50,000.

On November 17, 2010, we issued Conrad Huss 2,355 shares of common stock in connection with arranging the financing transaction with Lanktree Consulting Corp. (On January 17, 2011, this certificate was returned to the Company for cancellation and a certificate for the correct amount of 1,094 shares was issued).

On December 2, 2010, we issued 29,512 shares of our common stock to Marc Massoglia, an employee, as compensation for September, October, and November 2010.

On December 15, 2010, we issued 5,000 shares of our common stock to our CEO, Dr. Christopher F. Tirotta as payment for $50,000 in deferred salary.

Issuer Repurchases of Equity Securities

None.

Item 6.	Selected Financial Data

Not Applicable.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Forward Looking Statements

Some of the statements contained in this report that are not historical facts are "forward-looking statements" which can be identified by the use of terminology such as "estimates," "projects," "plans," "believes," "expects," "anticipates," "intends," or the negative or other variations, or by discussions of strategy that involve risks and uncertainties. We urge you to be cautious of the forward-looking statements, that such statements, which are contained in this report, reflect our current beliefs with respect to future events and involve known and unknown risks, uncertainties and other factors affecting our operations, market growth, services, products and licenses. No assurances can be given regarding the achievement of future results, as actual results may differ materially as a result of the risks we face, and actual events may differ from the assumptions underlying the statements that have been made regarding anticipated events. Factors that may cause actual results, our performance or achievements, or industry results, to differ materially from those contemplated by such forward-looking statements include without limitation:

•	Our ability to attract and retain management, and to integrate and maintain technical information and management information systems;

•	Our ability to raise capital when needed and on acceptable terms and conditions;

•	Our ability to procure or produce products and sell them at a reasonable profit;

•	The intensity of competition for products similar to ours; and

•	General economic conditions.

All written and oral forward-looking statements made in connection with this report that are attributable to us or persons acting on our behalf are expressly qualified in their entirety by these cautionary statements. Given the uncertainties that surround such statements, you are cautioned not to place undue reliance on such forward-looking statements.

Overview

We provide healthcare and medical products distributed primarily to retail drug chains, retail stores specializing in sales of products for babies, medical supply dealers and over the internet. We currently are comprised of three subsidiaries: (i) Kidz-Med, Inc. (“Kidz-Med”), (ii) HeartSmart, Inc. (“HeartSmart”) and (iii) Ulster Scientific Inc. (“Ulster”), of which only Kidz-Med was active through December 31, 2010. Effective January 1, 2011, the Company closed the accounts of Kidz-Med, Inc. and made the subsidiary inactive. The Company continues to sell all products through the parent company, American Scientific Resources, Incorporated, utilizing the Kidz-Med brand name.

On March 21, 2011, the Company effected a 200-to-1 reverse split of its shares of common stock. Common share amounts shown in this Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations are shown on a pre-split basis unless otherwise indicated.

The Company is currently selling its products through retailers and internet sites such as Amazon.com, Walmart.com, C&S Grocers, CVS Pharmacy, CVS.com, Diapers.com, Duane Reade, Bartell Drugs, Fred Meyer, Price Chopper, Pamida and through wholesalers and medical supply dealers such as Cardinal Health, Amerisource Bergen, School Health, Henry Schein and McKesson. The company also has recently shipped product to foreign distributors, including Chile, Lebanon, France, Thailand, and Israel.  The company has executed distribution agreements with entities in the United Kingdom and Canada. The Thermofocus 5-in-1 product, which the Company sold until the second quarter of 2010, was also in over 6,500 Walgreens Drug Stores until August 2009, when the product was removed due to a Walgreens storewide reorganization that resulted in thousands of products being removed from its shelves.  We have now developed our own non-contact thermometer, the Vera Temp thermometer, and the clinical version, the VeraTemp+. We decided to develop the Vera Temp thermometer because we believe we can successfully compete in the thermometer arena.  Development of the Vera Temp thermometer will allow the Company to control the manufacturing and international distribution process for this product, and will also result in much lower costs (approximately 50% of the cost of the Thermofocus) allowing the product to retail for under $50.  The Company has attended various trade shows, including the ECRM cough/cold convention in Dallas in early March 2010, where the Vera Temp was well received.  ECRM is an organization dedicated to assisting manufacturers and retailers with improving sales, reducing costs, and moving products to market faster and more efficiently.  The Company also attended the National Association of Chain Drug Stores convention in San Diego, CA in June of 2010. The Company is in discussions with several large retail outlets, as well as many smaller chains, to carry the product for the upcoming 2010/2011 cough/cold season.  The Company attended the ECRM cough/cold show in Orlando, FL in March of 2011 The Company received and shipped the first 2,000 unit orders in September 2010 and received and shipped another 10,000 units in October through early February 2011.  Another 10,000 units are currently being shipped to customers.

The Thermofocus has been phased out as the Company’s Vera Temp unit became available during the third quarter of 2010.  In particular, the Company is no longer selling the Thermofocus unit in the United States or internationally, except that, the Company intends to sell any remaining Thermofocus units in inventory to discount distributors domestically and in the Third World. Several small sales have been made in this respect.  All present and future customers of the Company are now presented with the Vera Temp thermometer.

Revenues for 2010 were slightly higher than for 2009, due to sales of the Company’s new products, specifically the Vera Temp thermometer and the Disintegrator Plus, and due to sales and collections of the remaining Thermofocus units.  Due primarily to the removal of the Thermofocus thermometer from Walgreen’s shelves in August 2009, both quantities sold and average selling prices were lower for the Thermofocus when comparing results for 2010 and 2009.  During 2010, the Company collected, and recognized revenue in the amount of, $224,000 from product distributed to Walgreens during 2009.  The Company began ramping up sales with the introduction of its own thermometer, the Vera Temp and the Disintegrator Plus during the third quarter of 2010.

Sales from internet sites and the Kidz-Med website averaged $8,000 per month during the year ending December 31, 2010.  Web sales in 2009 averaged over $10,000 per month. We are currently selling seven products on the Internet.   These products include the Medicine pacifier, the ScaldSafe, the WhistleWatch, the Ultrasonic Nebulizer, and the two Dr. Bip DVDs, a video series to help children understand and cope with life events such as hospitalization and welcoming a new baby into the family.  Management believes that this channel needs to be optimized and exploited to a much greater degree. The Company also created a web site for the Disintegrator, www.disintegratorplus.com.  The Company has received exposure on Fox and Friends, Good Morning America, the Rachel Ray show, and various local network affiliates and will continue to try to garner exposure through various media outlets.

The Company began assembly and packaging of the Vera Temp thermometer and the Disintegrator Plus during 2010.  The Company is conducting such assembly and packaging at, and fulfilling most retail, wholesale and internet orders from, its warehouse facility located in Chagrin Falls (near Cleveland), Ohio.

Purchase of Disintegrator Patent, Contingent Note Payable and Contingent Compensation

On September 10, 2009, we purchased a patent for a needle destruction device known as the Disintegrator® (including trademarks for the Disintegrator®, Disintegrator Plus® and Disintegrator Pro®) and other assets from Safeguard Medical Technologies, LLC (“Safeguard” ) in exchange for 250,000,000 shares of common stock and assumption of a contingent note payable up to $1,200,000. We evaluated the acquisition to determine whether the purchase of the patent, trademarks and other assets constituted the acquisition of a business. After application of the various criteria, management determined that this acquisition was in substance the purchase of an asset. While we acquired certain spare part inventory on hand, rights to distribution, intellectual property (including the patent and trademarks) and other assets, we determined that only the patent for the Disintegrator® had value. Accordingly, we recorded the patent at $2,652,272 equivalent to the trading value of the 250,000,000 shares of common stock at the closing bid price on September 10, 2009 in the amount of $1,875,000 and the discounted amount of a $1,200,000 contingent note payable assumed in the amount of $777,272.

At December 31, 2010, the Company determined that, due to capital constraints and other factors, cash flows from the Disintegrator® would not be realized and therefore the value of the patent was impaired. On December 31, 2010, the Company recorded a patent impairment charge of $1,749,664 to write-down the carrying value of the patent to $639,138 representing the present value of expected future cash flows over the remaining life of the patent. The Company continues to estimate that market demand for the Disintegrator® patent will exceed the patent life expiring in May 2022, and therefore will amortize the adjusted value of the patent over the remaining patent life. Should the Company’s estimate of market demand change, the Company will adjust its patent amortization schedule accordingly.

The assumed $1.2 million, non-interest bearing, contingent note is payable to Mr. Jason M. Roth, an executive and the majority owner of Safeguard, in two installments upon reaching certain targets. The first installment of $600,000 is payable upon the Company reaching $6,000,000 in combined new sources of capital and new sources of revenue from sales of the Disintegrator Plus®, the Vera Temp and any other product which the Company may sell as a result of either Mr. Roth inventing the product or Mr. Roth’s contacts with the owner of such products, within two years (subsequently amended to three years) of September 10, 2009. No other such products have yet been identified. The second installment of $600,000 is payable upon the Company reaching an additional $4,000,000 of combined new sources of capital and new sources of revenue within two years of the due date of the first installment. At the Company’s option, the first and second installments may each be paid over 12 months after achievement of the respective combined capital and revenue targets. In connection with our agreements with Mr. Roth and Safeguard as described above, the $1.2 million note obligation has been recognized. The first installment of the note was discounted at 16% from the end of a two year period and the second installment was discounted at 16% from the end of a four year period, resulting in a present value of $777,272. The 16% discount rate was determined as the weighted average cost of capital for small companies in the Company’s industry from an independent research service. Subsequent changes to our estimate of the amount due on this contingent note payable will be recorded in the Company’s consolidated financial statements when known. During the years ended December 31, 2010 and 2009, the Company recognized $144,207 and $44,064, respectively, of interest expense related to amortization of the discount for the contingent note payable. At December 31, 2010, the net balance of the contingent note payable was $965,543.

Simultaneous with the patent acquisition, we agreed to hire Mr. Roth, to assist with operations, sales and marketing, and entered into a ten year employment agreement with this executive. We also agreed to retain Safeguard for production, engineering and quality control services. Mr. Roth’s base salary is $10,000 per month commencing upon receipt by the Company of $500,000 in the combined aggregate of new capital or sales revenue. We began paying Mr. Roth’s base salary in December 2009. His base salary will increase to $20,000 per month upon receipt by the Company of $2,500,000 in combined new capital or sales revenue. In consideration for entering into the employment agreement with Mr. Roth, we agreed to issue up to 250,000,000 warrants and pay up to $200,000 as a one-time cash bonus, both contingent upon future sales of the Disintegrator Plus®, the Vera Temp thermometer, and any other products which the Company may sell as a result of either Mr. Roth inventing the product, Mr. Roth’s contacts with the owner of such product, or Mr. Roth’s sales efforts for any Company product. The warrant revenue targets for each tranche must be met, and the bonus is payable, within three years of September 10, 2009 (subsequently amended to four year from September 10, 2009). We determined that the contingent warrants and contingent bonus payable qualified for treatment as contingent compensation for accounting purposes. As described in the next paragraphs, $823,991 was determined to be the fair value of the contingent compensation on the date we entered into the agreements. The fair value of the contingent compensation was obtained by determining the likelihood that the contingency would be realized within the applicable time period and applying the Black-Scholes pricing model to the warrants and a discount to present value for the bonus. Subsequent changes to our estimate of the total amount of compensation due will be recorded in the Company’s consolidated financial statements when known.

We agreed to issue the first 50,000,000 warrants to purchase an equivalent number of shares of common stock immediately upon the collection of $2.0 million in revenue from sales of the Disintegrator Plus®, the Vera Temp and any other products which the Company may sell as a result of Mr. Roth’s efforts within three years (now four years) of September 10, 2009, at an exercise price is equal to the closing bid price of the common shares on August 11, 2009, or $.002 per share.  Further, we agreed to issue Safeguard up to 200,000,000 warrants, in 50,000,000 tranches, immediately upon collection of an additional $5.0 million, $10.0 million, $15.0 million and $20.0 million in revenue from sales of the Disintegrator Plus®, the Vera Temp and any other products which the Company may sell as a result of either Mr. Roth either inventing the product or as a result of Mr. Roth’s contacts with the owner of such products, or Mr.  Roth’s sales within three years (now four years) of September 10, 2009, with an exercise price equal to the lesser of the closing bid price on the day prior to achieving the revenue target or the exercise price of the immediately preceding tranche.  Further, after three years (now four years), we agreed to pay a one-time cash bonus to Mr. Roth of up to $200,000 based gross revenue generated from sales of the Disintegrator Plus®, the Non-Contact 5-in-1 and any other products which the Company may sell as a result of either Mr. Roth inventing the product or Mr. Roth’s contacts with the owner of such products within three years (now four years) of September 10, 2009.  Specifically, the revenue benchmarks for issuance of up to 250 million warrants are as follows: 50 million warrants for $2 million in new sources of revenue from sales of the Disintegrator Plus®, the Vera Temp and any other products which the Company may sell as a result of either Mr. Roth either inventing the product or as a result of Mr. Roth’s contacts with the owner of such products 50 million warrants for $5 million in new sources of revenue; 50 million warrants for $10 million in new sources of revenue; 50 million warrants for $15 million in new sources of revenue; and 50 million warrants for $20 million in new sources of revenue.  The revenue benchmark for the cash bonus is: $50,000 for $2 million in new sources of revenue from sales of the Disintegrator Plus®, the Vera Temp and any other products which the Company may sell as a result of either Mr. Roth either inventing the product or as a result of Mr. Roth’s contacts with the owner of such products; $100,000 for $5 million in new sources of revenue; $150,000 for $10 million in new sources of revenue; and $200,000 for $20 million in new sources of revenue.

In connection with our agreements with Mr. Roth and Safeguard as described above, we currently anticipate the issuance of 100,000,000 warrants, which were determined to have a fair value of $759,925 as of September 10, 2009.  (The Company has not prepared any future revenue or income projection in connection with this determination, but merely made an accounting estimate  which management believes provides a reasonable basis for accrual of amounts likely due Mr. Roth.) The fair value of these warrants was determined by using the Black-Scholes pricing model with the following assumptions: no dividend yield, expected volatility of 278.50%, risk-free interest rate of 2.29%, and an estimated life of five years.  In accordance with ASC No. 718-10, Compensation – Stock Compensation , the Company is recording monthly compensation expense for the fair value of the warrants payable.   For the periods ended December 31, 2010 and 2009, the Company recorded $253,308 and $77,400, respectively, as compensation expense with an offset to additional paid-in capital. As of December 31, 2010, the Company had not reached the first target level of $2.0 of additional sales. The Company will adjust the total amount of compensation expense as recorded in the consolidated financial statements upon the occurrence of an event which would require such adjustment.

In connection with our agreements with Mr. Roth and Safeguard as described above, and based on management’s estimate, Safeguard is entitled to a $100,000 cash bonus, which was deemed to have a fair value of $64,066 on September 10, 2009 determined as the present value of the probable amount of bonus payable discounted at 16% from the end of a three year period. The Company is accruing monthly compensation expense for the anticipated amount of the bonus payable on a straight-line basis over the 3 year period that the services are being performed. During the year ended December 31, 2010 and the period from September 10, 2009 to December 31, 2009, the Company recognized $33,333 and $10,186, respectively, as compensation expense related to this liability for contingent compensation.  As of December 31, 2010, the total amount recorded as a liability for contingent compensation was $43,519.

On March 9, 2011, the Company’s Board of Directors agreed to extend the deadlines for meeting the measurement dates, for determining the triggers for the $1.2 million contingent note and the warrants and cash bonus payable to Mr. Roth and Safeguard, for one year.  The first installment on the $1.2 million contingent note of $600,000 is now payable upon the Company reaching $6,000,000 in combined new capital and revenue from sales of the Disintegrator Plus® and certain other products introduced by the Mr. Roth on or before September 10, 2012.  The measurement date for issuance of up to 250,000,000 warrants and payment of up to $200,000 as a cash bonus to Safeguard, both contingent upon future sales of the Disintegrator® and certain other products, has now been extended to four years, or September 10, 2013.  These extensions are currently not expected to affect the total amount of the Company’s accrual for such note and compensation obligations.

During the years ended 2010 and 2009, the Company paid $100,000 and $10,000, respectively, related to the employment agreement with Mr. Roth. During the year ended December 31, 2010, the Company expensed $120,000 of base salary related to this agreement.  Further, as discussed above, the Company is amortizing the discount on the $1.2 million contingent note and accruing contingent compensation expense assuming certain target levels are met. No amounts have been paid for production, engineering and quality control services under this agreement to date.

In March 2010, the Company received its first order for 2,000 units of the Disintegrator Plus from Bayer Sante for distribution in France. Fulfillment of the first order was completed in September 2010.  This order generated approximately $155,000 of revenue for the Company during 2010.  The Company has ordered the manufacture of components, and intends to assemble, an additional 3,000 Disintegrator Plus units for distribution during the first half of 2011.

Results of Operations

Results of Operations for the Twelve Months Ended December 31, 2010 compared to December 31, 2009

Net revenues from product sales for the year ended December 31, 2010 were $862,369, an increase of approximately $128,000 or 17% from $734,495 for the same twelve month period in 2009. A majority of our revenues for the year ended December 31, 2010 and for the same twelve month period in the previous year consisted of sales of the Thermofocus 5-in-1 thermometer to retailers, wholesalers and over the internet.   However, quantities sold and average selling pricing for the Thermofocus fell significantly during 2010 as the Company ceased actively selling the Thermofocus. We collected cash and recorded revenue of approximately $224,000 during 2010 from Thermofocus deliveries in a prior period, but for which revenue was not recorded due to the then substantial doubt as to ultimate collectability. This cash collected represents approximately 26% of our 2010 net revenues.  For the 2009 year, a majority of our revenues were generated from sales of the Thermofocus thermometer at Walgreens retail pharmacies. During the third quarter of 2010, the Company began selling and distributing its new Vera Temp thermometer and its new Disintegrator Plus needle and lancet destruction device.  For the year ended December 31, 2010, sales of the Disintegrator Plus to Bayer Sante accounted for approximately 18% of our revenue.  For 2010, approximately 14% of the Company’s revenue was generated from sales of the Thermofocus and Vera Temp thermometers and other products through various e-tailers (such as Amazon and CVS.com) and the Company’s website.  No other single customer accounted more than 10% of our 2010 revenue.

The Company has had several sales to international customers to date.  International sales are expected to grow in the coming year.  The contract for the 2,000 unit sale of the Disintegrator Plus to Bayer Sante, a French company, and other foreign sale have been denominated in US dollars.

Gross profit for the year ended December 31, 2010 was $107,467, down from $307,198 from the same twelve month period a year earlier. During the second quarter of 2010, the Company began phasing out distribution of the Thermofocus thermometer due in part to falling customer demand and high product costs, and began accepting orders for the new Vera Temp thermometer.  At various points during 2010, the Company determined that the estimated market value of the remaining Thermofocus units on-hand had progressively fallen below recorded carrying cost.  Therefore, at various points during 2010, the Company recorded lower of cost or market adjustments aggregating of $256,948 for the 2010 year to reduce carrying value of the thermometer and various other products to estimated market value.  The respective estimated market values were determined from then recent selling prices of the product. During 2009, the Company recorded inventory adjustments of $58,773, reducing gross profit and establishing an additional balance sheet reserve against inventory. The December 31, 2009 inventory reserve balance of $166,808 represented our estimate of inventory lost, damaged or unaccounted for after distribution to a customer on a consignment basis.  During 2010, the inventory reserve balance of $166,808 for inventory lost, damaged or unaccounted for was reversed against its respective inventory as this reserve was no longer necessary due to final settlement with the consignment customer. Had the Company not recorded the lower of cost or market adjustments during 2010 and the inventory reserve adjustments during 2009, gross profit as a percent of sales was approximately 42% and 50% for the twelve months ended December 31, 2010 and 2009, respectively. As stated previously, during the two year period ended December 31, 2010, the Company’s mix of product sales has changed from predominately sales of the Thermofocus, to various sales of the Therrnofocus, the new Vera Temp thermometer, Disintegrator Plus and other products.  During 2010, gross margins on the Thermofocus thermometer fell significantly due to discounted pricing for sales beginning in the second quarter of 2010 as the Company attempted to dispose of remaining inventory in anticipation of beginning sales of its new Vera Temp thermometer.  The discount pricing on the Thermofocus accounted for most of the reduction in gross profit as a percent of sales from year to year.

At December 31, 2010, the Company determined that, due to capital constraints and other factors, cash flows from the Disintegrator® would not be realized and therefore the value of the patent was impaired.  On December 31, 2010, the Company recorded a patent impairment charge of $1,749,664 to write-down the carrying value of the patent to $639,138 representing the present value of expected future cash flows over the remaining life of the patent.

Operating, sales and administrative expenses amounted to $3,294,930 for the year ended December 31, 2010 versus $2,094,303 for the same twelve month period in 2009. The approximate $1,201,000, or 57%, increase resulted primarily from: higher total compensation costs of $790,000 resulting primarily from (i) amortization of contingent compensation expenses, (ii) awards of shares of our common stock to members of our Board of Directors, (iii) base salaries and stock awards to two executives and to two additional employees; incurrence of additional research and new product development costs of $243,000 primarily related to the Vera Temp (only $27,730 of such research and development costs were incurred during the 2009 year); an increase in amortization expense related to the Disintegrator patent of $158,000 (only $52,694 of such amortization expense was incurred in the twelve months of 2009); an increase in professional fees of $54,000 due to (i) legal and accounting costs associated with the Company’s public filings, (ii) litigation surrounding Tecnimed and other matters, (iii) higher investor relations expenditures, and (iv) offset by lower product marketing and market consulting expenses; and higher travel and entertainment expenses of $42,000. Offsetting these increased expenses were reductions in advertising costs, equipment lease costs and other expenses and reductions of $86,000.  Professional fees for marketing, investor relations, legal and accounting services amounted to $1,260,000 for the twelve months ended December 31, 2010 compared to $1,206,000 for the 2009 year and consisted of cash and stock based compensation.

Total salary, stock-based compensation and payroll expenses amounted to $1,289,000 and $498,000 for the years ended December 31, 2010 and 2009, respectively.  During the year ended December 31, 2010, we recorded $287,000 of compensation expense related to the contingent warrants issuable and contingent bonus payable resulting from the agreement entered into with Mr. Jason Roth compared to $88,000 for the four month period ending December 31, 2009. We also paid $100,000 and accrued $20,000 of salary due to Mr. Roth during 2010, while we had paid $10,000 of salary to Mr. Roth in 2009. In addition, during 2010, we issued shares of our common stock valued at $128,000 to a marketing executive employed beginning March 1, 2010.  During the first quarter of 2009, we recognized $105,000 of compensation expense related to the issuance of 87,500,000 shares (unadjusted for the Company’s 200-to-1 reverse stock split) of our common stock to five members of our Board of Directors.  In July 2010, we issued 40,000,000 shares (unadjusted for the Company’s 200-to-1 reverse stock split) of our common stock to four members of our Board of Directors valued at $400,000.    As of December 31, 2010, and for most of 2010, we employed 6 persons compared to 2 persons for most of 2009.  During the year ended December 31, 2010, versus the same twelve month period last year, we incurred an additional $58,000 of compensation expense for two warehouse employees and other payroll expenses.

Interest expense was $2,195,151 for the year ended December 31, 2010 versus $656,450 for the same twelve month period in 2009. This increase was due primarily to the recording of interest expense related to the initial recording of derivative liabilities imbedded within certain of warrants and conversion features attached to 2010 debt issuances.  At the issuance date for various debt instruments, we recognized approximately $1,797,000 of interest expense related to these derivative liabilities.  In addition, for 2010 issuances of convertible notes and other debt, we recognized approximately $57,000 of interest expense for the periods from issuance through December 31, 2010.  Offsetting this increase, during 2009 and 2010, principal outstanding on various interest-bearing notes was reduced through cash payments, conversion to equity and conversion to other non-interest bearing liabilities, resulting in a reduction of interest expense for 2010 year compared to the same period in 2009.

During 2010, we recognized various new derivative liabilities in conjunction with embedded conversion features and warrants related to the issuance of convertible notes, and commitments for contracts to be settled with shares of our common stock in excess of amounts authorized. Due to recent decreases in the trading price of our common stock, the mark to market adjustments as of December 31, 2010 related to our derivative liabilities resulted in a gain of $1,709,029 for the period ended December 31, 2010.

Effective June 30, 2010, the Company agreed to settle a dispute with regard to interest due to Lanktree on a $267,500 note originally entered into during 2007.  The parties agreed to a settlement amount of $580,000 for principal and interest outstanding plus the issuance of 63,031,452 shares (unadjusted for the Company’s 200-to-1 reverse stock split) of our common stock valued at $459,998, and to extend payment dates for principal and interest.  As a result of the settlement, the Company recorded a charge of $478,262.  See Note 8 to the consolidated financial statements for further information.  On September 16, 2010, we entered into a letter agreement with Lanktree to allow for conversion of the $580,000 principal outstanding into shares of our common stock at any time while the note is outstanding.  Based on the trading value of the common stock on September 16, 2010, we recognized a charge for beneficial conversion feature of $580,000 in our Consolidated Statement of Operations.  Further, on December 24, 2010, a $44,000 short-term due Lanktree became convertible into shares of our common stock.  On December 24, 2010, based on the closing trading price of our common stock on that day, we recognized a beneficial conversion feature charge of $26,400.

Effective December 31, 2009, the Company entered into an agreement with a lender, whereby the lender agreed to release the Company from all principal and interest obligations under a note in exchange for the Company’s commitment to file a registration statement with the SEC and to compensate the lender should lender be unable to sell up to 88,000,000 million (unadjusted for the Company’s 200-to-1 reverse stock split) of its shares above an average price of $0.01 per share over an eleven week period after the registration statement becomes effective.  The maximum amount due by the Company under the release agreement is $350,000.  On January 21, 2010, the Company filed a registration statement with the SEC.  As a result, on December 31, 2009, the Company recognized a gain from discharge of indebtedness in the amount of $105,684 consisting of relief of principal of $227,375 and accrued interest of $228,309 on the note less $350,000, and reclassified the remaining principal and accrued interest in the amount of $350,000 to other current liability.

In October 2007, a demand letter was presented to the Company under the terms of a stipulation of settlement, as amended, to purchase 250,000 shares of the Company’s stock held by an investor at the price of $1.24 per share.  A liability of $310,000 relating to this matter was recorded during 2007 with an offset to additional paid-in capital.  The liability was subsequently reduced to $261,000 through various cash payments.  In May 2008, the investor filed suit against the Company in the United States District Court of the Northern District of New York for failing to comply with the stipulation of settlement, as amended, to purchase the 250,000 shares of common stock.  The matter was subsequently referred to arbitration.  On October 16, 2009, the Company partially settled the complaint.  As part of the settlement, another investor agreed to purchase the settling investor’s common shares in exchange for the receipt of 500,000 shares of the Company’s Series B Preferred Stock.  The Series B Preferred Stock issued was valued at $275,000 on the date of issuance, and as a result, the Company recognized a $14,000 loss on settlement of this litigation.  The 250,000 common shares were returned to the Company and cancelled.  On October 30, 2009, the new investor converted all of the Series B preferred shares into 50,000,000 shares of common stock.  Upon conversion, the common shares were valued at $1,150,000, the closing bid price on the day of conversion.  At the time of issuance, the Series B Preferred Stock was determined to have a deemed dividend in the amount of $985,000.  Subsequently, the Series B Preferred Stock was cancelled and the preferred shares are currently available for re-issuance. After reaching a final settlement in January 2010, the arbitration proceeding was closed in February 2010.

The net loss applicable to common shareholders was $7,040,767 for the twelve months ended December 31, 2010 compared to $3,424,851 for the 2009 year. As discussed above, the higher loss was primarily due to lower gross margins, the patent impairment charge, higher operating, sales and administrative expenses, higher interest expense, the charges from the settlement of the Lanktree debt obligation, and the recognition of the beneficial conversion features related to Lanktree debt, offset by the mark to market gain for derivative instruments.

For each of the years ended December 31, 2010 and 2009, the basic and diluted loss per common share was essentially zero before the 200-to-1 reverse common stock split.  After the reverse split, on a pro forma basis, the basic and diluted common loss per share was $0.71 and $0.57 for the years ended December 31, 2010 and 2009, respectively.

Liquidity and Capital Resources

As of December 31, 2010

As of December 31, 2010, our current liabilities exceed our current assets by $5,149,524, and for the year then ended, we incurred a net loss of $7,040,767 and used cash of $896,346 in operations.  We continue to be in default with regard to the payment of certain of our obligations. At December 31, 2010, the amount of principal outstanding on notes payable for which the Company was in default amounted to $1,333,447 (excluding $159,430 of unpaid amounts due to related parties).

Our auditors, in their report included with December 31, 2010 consolidated financial statements, expressed substantial doubt about the Company’s ability to continue as a going concern.  Our December 31, 2010 consolidated financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result from the outcome of this uncertainty.  The Company’s continued existence is dependent upon its ability to successfully execute its business plan, secure additional sources of liquidity and obtain accommodating credit terms from vendors, note holders and other creditors.  Should the Company be unable to renegotiate the terms and conditions on its debt obligations or is otherwise unable to pay its accounts payable when due, the Company may incur materially higher interest expenses, and the debt holders could foreclose on their collateral and commence legal action against the Company to recover amounts due which ultimately could require the disposition of some or all of the Company’s assets. Any such action may require us to curtail or cease operations.

Over the last three years, operations have been funded primarily by sales and issuances of the Company’s securities and revenue generated from sales of the Company’s products.  Current and future operations are expected to be funded primarily through new sources of debt and/or equity financings and from sales of the Company’s products.  There is no assurance that new sources of debt or equity financings will be available on terms acceptable to the Company, or at all. To the extent that any excess cash is generated from operations, it has been, and will continue to be, used for the payment of debt and other obligations.  Management believes that, based on the anticipated level of sales, and continued debt and equity financings and continued support through reasonable and accommodating credit terms from vendors, debt holders and other creditors, the Company can continue operating in the short-term.  During 2009 and 2010, the Company used proceeds from the issuance of debt and sales of shares of its common stock primarily for operations, including the development of the Company’s Vera Temp thermometer and the Disintegrator Plus®, and pay principal and interest on debt obligations. Proceeds from any future sales of the Company’s debt and equity securities are expected to be used primarily for product procurement and marketing, interest and certain past due obligations. The Company may continue to offer its securities for payment of services and obligations.

As of the date of this Annual Report on Form 10-K, we currently have sufficient cash to sustain our operations for a period of approximately one month. Management estimates that it will need $3,000,000 over the next twelve months to fund all of the Company’s current product development and marketing projects, including $1,000,000 to fund marketing programs for the Vera Temp thermometer.  The Company expects to procure large purchase orders for its thermometer during 2011 from major retail customers; which, if these orders occur will greatly improve cash flow and lessen the need for outside financing.  The Company is in constant discussion with private investors and investment groups in an attempt to procure the necessary funding.  These efforts will proceed unabated.  The Company can provide no guarantee that this funding will be realized. During 2010, the Company recently secured a $3.0 million financing facility to fund the purchase of inventory against purchase orders and a $1.0 million accounts receivable factoring facility. As described in Subsequent Events below, on February 3, 2011, the Company entered into an equity purchase agreement whereby an investor agreed to purchase from the Company common shares with a value up to $10,000,000 for a period of up to 24 months commencing on the effective date of a registration statement filed by the Company for resale of the shares.  The Company is currently in the process of registering certain shares for sale under this agreement.  The Company can provide no assurance that the registration of these shares will become effective and that any shares will be sold under this agreement.

During the year ended December 31, 2010, we received $790,000 from the issuance of convertible debt, $152,000 from issuance of other promissory notes and $128,200 from the issuance of 27,686,567 shares of our common stock (shares prior to our 200-to-1 reverse split).  This cash was used primarily to fund our operations in the net amount of $896,346 and pay $142,873 of principal and $9,771 of interest.

During the year ended December 31, 2010, we issued 40,000,000 shares (shares prior to our 200-to-1 reverse split) of our common stock valued at $400,000 to members of our Board of Directors, and 15,201,048 shares (shares prior to our 200-to-1 reverse split) of our common stock valued at $178,000 as compensation to employees.  During 2010, we issued 42,021,649 shares (shares prior to our 200-to-1 reverse split) of our common stock and warrants valued at $456,310 to various service providers as partial or complete payment for services provided.  In the future, we may issue additional shares of our common stock in exchange for services.

Granite Financial Group, LLC

First quarter 2010 convertible debentures.   On February 16, 2010 and March 23, 2010, we entered into agreements with Granite Financial Group, LLC to issue convertible debentures in the aggregate amount of $400,000 and warrants to purchase 20,000,000 shares of common stock in exchange for return of 33,333,333 common shares and cash proceeds of $200,000, less a selling commission of $16,000 (unadjusted for our 200-to-1 reverse split).  These debentures mature two years from the date of issuance and were initially convertible at any time within that period at a conversion price equal to the lesser of $0.0066 per share or 90% of the volume weighted average price of the Company’s common stock for the ten days immediately prior to conversion, but such conversion price would not be below $0.003 per share.  The warrants were initially exercisable over three years from the date of issuance at $0.01 per share.  On May 13, 2010, in conjunction with the issuance of the second quarter 2010 convertible debentures, we amended the floor price from $0.003 to $.0015 per share and extended the exercise period of the warrants to seven years.  These convertible debentures initially accrued interest at 8% per annum, payable annually on or before December 31, beginning on the first such date after the issue date.  On May 13, 2010, in conjunction with the issuance of the second quarter 2010 convertible debentures, we amended the interest rate to 10% if paid in cash, or 12% if paid in equivalent shares of common stock.  Interest is to be settled in cash or shares, at the option of the Company, annually on December 31.

Second quarter 2010 convertible debentures.   On May 13, 2010, the Company entered into agreements with two investors, Granite Financial Group, LLC, and Daniel Schreiber SEP IRA to issue convertible debentures in the aggregate amount of $150,000 and warrants to purchase 7,500,000 shares of common stock for cash proceeds of $150,000 less a selling commission of $12,000 (unadjusted for our 200-to-1 reverse split).  The debentures mature two years from the date of issuance and are convertible at any time within that period at a conversion price equal to the lesser of $0.0066 per share or 90% of the volume weighted average price of the Company’s common stock for ten days immediately prior to conversion, but such conversion price shall not be below $0.0015.  The warrants are exercisable over seven years at $0.01 per share.  These convertible debentures accrue interest at 10% per annum if paid in cash, or 12% per annum if paid in equivalent shares of common stock, at the option of the Company.  The conversion price is adjustable in the event of any stock dividends, stock splits and subsequent equity sales or grants of the Company’s common stock should the effective price per share be lower than the conversion price at the time of such issuance.  The holders of these convertible debentures may participate in any rights offering and shall participate in any distributions through adjustment of the conversion price.  The holders may also accelerate demand for outstanding principal and interest upon any change in control, merger, consolidation, substantial asset sale, tender offer or other fundamental transaction as defined in the convertible debenture. The exercise price of the warrants is adjustable in the event of payment of dividends or any distribution of common stock, any reclassification or recapitalization, and any subsequent equity sales should the effective price per share be lower than the exercise price at the time of such issuance.

Third quarter 2010 convertible debentures.   On July 22, 2010, the Company entered an agreement with Granite Financial Group, LLC to issue convertible debentures in the amount of $100,000 and warrants to purchase 5,000,000 shares of common stock for cash proceeds of $100,000 less a selling commission of $8,000 (unadjusted for our 200-to-1 reverse split).  The debentures mature two years from the date of issuance and are convertible at any time within that period at a conversion price of $0.004 per share.  The warrants are exercisable over seven years at $0.0075 per share.  These convertible debentures accrue interest at 10% per annum if paid in cash, or 12% per annum if paid in equivalent shares of common stock, at the option of the Company. The conversion price is adjustable in the event of any stock dividends, stock splits and subsequent equity sales or grants of the Company’s common stock should the effective price per share be lower than the conversion price at the time of such issuance.  The holders of these convertible debentures may participate in any rights offering and shall participate in any distributions through adjustment of the conversion price.  The holders may also accelerate demand for outstanding principal and interest upon any change in control, merger, consolidation, substantial asset sale, tender offer or other fundamental transaction as defined in the convertible debenture.  The exercise price of the warrants is adjustable in the event of payment of dividends or any distribution of common stock, any reclassification or recapitalization, and any subsequent equity sales should the effective price per share be lower than the exercise price at the time of such issuance.

In connection with the first, second and third quarter convertible debenture issuances, the Company relied upon the exemption from securities registration afforded by Rule 506 of Regulation D as promulgated by the SEC under the Securities Act of 1933, as amended (the “Securities Act”) and/or Section 4(2) of the Securities Act.  No advertising or general solicitation was employed in offering the securities.  The offerings and sales were made to a limited number of persons, all of whom were accredited investors, and transfer was restricted by the Company in accordance with the requirements of the Securities Act of 1933.

Information regarding valuation to the conversion features and warrants may be found at Note 8 – Notes Payable to the Company’s consolidated financial statements.

Fourth quarter 2010 loans.  In October and November 2010, the Company entered into two short-term, promissory notes in the aggregate amount of $160,000 and received proceeds of $152,000. The promissory notes bear interest at 12% per annum, and at 16% per annum in the event of default.  The full amount of principal and interest on the promissory notes was initially due on January 12, 2011.  As additional consideration for entering into the note agreements, the Company issued 32,000,000 shares of its common stock (shares prior to our 200-to-1 reverse split) valued at $260,000, based on the closing price for the Company’s common stock on the date of the agreement.  Based on the relative fair values of the notes and common shares, the Company recorded debt discounts aggregating $98,963 on the dates of issuance.  For the period ended December 31, 2010, the Company amortized $84,578 of the debt discounts to interest expense leaving unamortized debt discounts of $14,385 at December 31, 2010.  One promissory note in the amount of $100,000 is secured by the pledge of 98,500,000 shares of common stock (shares prior to our 200-to-1 reverse split) owned by an executive of the Company and the personal guarantee of the executive (Mr. Roth).  On February 1, 2011, the maturity date of the notes was extended to April 12, 2011.  In connection with the extension of maturity date of the notes, the Company issued to Granite 32,000,000 shares of common stock on February 02, 2011.  These shares were valued at $147,200 on the date of issuance.

Lanktree Consulting Corporation

Note 1.  On September 28, 2007, the Company issued a promissory note to a lender Lanktree Consulting Corporation (“Lanktree”) in the aggregate principal amount of $267,500 (“Note 1”) and received cash proceeds in the sum of $250,000.  In conjunction with the issuance of Note 1, effective September 28, 2007, we issued 125,000 shares of our common stock to Lanktree valued at $0.18 per share, the trading price on that day.  We also issued 250,000 warrants to purchase an equivalent number of shares of our common stock.  These warrants are exercisable over a three year period beginning September 28, 2007 at a price of $0.25 per share and have now expired.  Interest accrued on Note 1 at a rate of 12.0% per annum.  All principal and interest accruing under Note 1 was due March 28, 2008.  The Company did not meet its obligations under this note and as a result entered into an event of default.  For failure to pay principal or interest on the due date or to perform on the conditions contained in Note 1, Lanktree, had the option declare the entire unpaid balance of principal and interest immediately due and payable.  In the event of default, interest accrued at the rate of 6.0% per month on any unpaid obligation and is payable in cash and shares of our common stock.  The Company disputed Lanktree’s calculation of principal and interest, primarily with regard to the compounding of interest and the monthly addition to principal for unpaid interest.

On July 13, 2010, the Company entered into an agreement with Lanktree whereby Lanktree agreed to advance $300,000 to the Company in five consecutive monthly installment of $60,000 each in exchange for convertible notes with one year maturities bearing interest at 8% per annum, payable monthly.  From July 13, 2010 to November 13, 2010, we entered into five convertible note agreements.  These convertible note agreements are convertible into our common shares at any time at the option of the holder at a fixed conversion price of $0.004 per share.  As part of the agreement, the Company and Lanktree settled on the principal and amount of cash interest due on Note 1 at $580,000.  In addition, the parties agreed that the amount of the Company’s common stock for additional interest due on Note 1 was 63,013,452 shares.  As a result of the settlement of principal and cash interest due of $580,000 and the common stock obligation of 63,013,452 shares (shares prior to our 200-to-1 reverse split), the Company recorded a settlement expense of $478,262, consisting of $348,000 of additional principal due and an increase to accrued interest payable of $130,262 as of June 30, 2010.  Further, the settlement specifies that interest on new principal amount shall cease to accrue for a period of 180 days from July 13, 2010.  As part of the settlement, at any time after 180 days, the holder of the note now has the right, but not the obligation, to convert any portion of the $580,000 principal, then accrued interest if any, and any fees which may become the responsibility of the Company, into common stock at a fixed conversion price of $0.004 per share.  The Company and Lanktree amended the agreement to allow for conversion beginning September 16, 2010.  In September and October 2010, Lanktree converted $200,000 of the $580,000 note at $0.004 per share into 50,000,000 common shares.  The 63,013,452 shares were issuable in five tranches of 12,602,690 shares in conjunction with issuance of each $60,000 convertible promissory note. In anticipation of the first tranche of shares due, on July 7, 2010, the Company issued 12,000,000 shares to Lanktree.  The closing price of our common stock on July 13, 2010 was $0.0073 per share, resulting in a valuation of the 63,013,452 shares at $459,998.  As of June 30, 2010, the Company recognized as an obligation to issue these shares with a value of $459,998 and reclassified this amount from accrued interest payable. As of November 13, 2010, the Company had issued all of the 63,013,452 share commitment.

The addition of the conversion feature is considered a substantial modification of the debt obligation.  The Company recorded effect of the beneficial conversion feature related to the $580,000 balance of Note 1 resulting from the settlement as a non-operating charge to the statement of operations with an offset to additional paid-in capital.  The beneficial conversion feature was determined to be difference between the closing bid price per share of the Company’s common stock on September 16, 2010 and the conversion price of $0.004 per share, times the number of shares available for conversion in the amount of 145,000,000 shares (shares prior to our 200-to-1 reverse split), but limited to principal obligation, or $580,000.

In October 2010, the Company received $90,000 of cash proceeds from Lanktree on the fourth installment note representing an advance of $30,000 from the previous schedule, and accordingly, on October 14, 2010 we issued 5,000,000 shares (shares prior to our 200-to-1 reverse split) valued at $43,000, in consideration for loan advance.  The fifth and final loan installment of $30,000 was received by the Company on November 13, 2010.

Effective January 1, 2011, the Company entered into an agreement to extend the due date on the $380,000 balance outstanding on Note 1 as of that date to June 30, 2011 and pay interest monthly at 12% per annum.   In consideration for the extension, the Company issued 22,000,000 shares of its common stock (shares prior to our 200-to-1 reverse split) valued at $88,000 on the date of issuance.

Short-term Notes.  On June 24, 2010, the Company issued a convertible promissory note in the amount of $44,000 and received cash proceeds of $40,000 from Lanktree.  This note matured on December 24, 2010, and on February 23, 2011, the note was extended to December 24, 2011.  The note initially bore interest at 12% per annum payable monthly.  After six months from the date of issuance, the holder of the note has the right, but not the obligation, to convert any portion of the $44,000 principal, with then accrued interest if any, and any fees which may become the responsibility of the Company, into common stock at a fixed conversion price of $0.005 per share.  This fixed conversion price represents a contingent beneficial conversion feature measured at its intrinsic value of $26,400 at the commitment date and was recorded as additional interest expense with an offset to additional paid in capital when the conversion feature became effective in December 2010.

On February 25, 2011, the Company issued a $25,000 convertible note to Lanktree bearing interest at 12% per annum payable monthly.  The note matures on May 25, 2011 and is convertible into shares of the Company’s common stock at a fixed conversion price of $0.0033.  As additional consideration for entering into this note, the Company issued 5,000,000 shares of its common stock valued at $20,000 on the date of issuance.  Further, in consideration for extension for the payment of principal on Note 1, the Company issued 22,000,000 shares of its common stock valued at $88,000.  The Company also issued 5,000,000 shares of its common stock valued at $20,000 in exchange for extension of the due date on the $44,000 short-term note and reduction of the interest rate.  In the aggregate, 32,000,000 million shares (shares prior to our 200-to-1 reverse split) were issued to Lanktree on March 2, 2011.

Currently, total principal amount due Lanktree is $749,000 consisting of the remaining principal obligation on Note 1of $380,000, the aggregate principal due on the  five installment notes of $300,000, and the principal due on the short-term notes of $44,000 and $25,000.

Commissions.  In July 2010, the Company agreed to pay a fee to a party who assisted with the negotiations to settle the dispute over amounts due Lanktree under Note 1and obtain commitments for an additional $300,000 of convertible note financings and $44,000 short term convertible financings from Lanktree.  The Company and Lanktree previously disputed the calculation of interest and the application of payments to principal and interest.  For securing the $44,000 short-term note, the Company agreed to issue 728,277 shares of common stock.  For securing the first tranche of $60,000 on the $300,000 installment financing, and each subsequent tranche, the Company agreed to pay cash of $4,500 in cash and issue 372,414 shares of common stock valued at $2,700 and issue 37,214 warrants with an exercise price of $0.01 per share and exercisable over three years.  For the four subsequent tranches of $60,000, the valuation of  shares of common stock and warrants (and the exercise price of the warrants) issuable as fees will be equal to100% of the prior three day average of closing prices of such stock.  To date, we have issued 2,717,551 common shares, paid $20,250 in cash and awarded warrants to purchase 168,151 common shares (shares prior to our 200-to-1 reverse split).

Other Promissory Notes Payable

On October 22, 2007, the Company issued a promissory note to a lender, Gols Associates, Inc. (“Lender 2”) in the aggregate principal amount of $262,500 (“Note 2”) and received cash proceeds from Lender 2 in the sum of $250,000.  A current member of our Board of Directors is indirectly related to Lender 2.  In conjunction with the issuance of Note 2, effective October 22, 2007, we issued 125,000 shares of our common stock to Lender 2 valued at $0.23 per share, the trading price on that day.  We also issued 250,000 warrants to purchase an equivalent number of shares of our common stock.  These warrants are exercisable over a three year period beginning October 22, 2007 at a price of $0.25 per share.  The value of these warrants was determined by using the Black-Scholes pricing model with the following weighted average assumptions: no dividend yield, expected volatility of 168%, risk-free interest rate of 3.88%, and an expected life of three years.  The value of the warrants issued amounted to $41,477 and was amortized to interest expense over 4 months during 2007 and 2008.  Interest accrues on Note 2 at a rate of 12.0% per annum. All principal and interest accruing under Note 2 was due February 22, 2008.  The Company did not meet its obligations under this note and as a result entered into an event of default. During the years ended December 31, 2009 and 2008, the Company issued 73,392,600 and 15,086,049 shares of common stock to Lender 2 in satisfaction of, and in anticipation of, penalty interest due on Note 2.  Effective December 31, 2009, the Company entered into an agreement whereby Lender 2 released the Company from all principal and interest obligations under the note in exchange for the Company’s commitment to file a registration statement with the SEC and to compensate Lender 2 should Lender 2 be unable to sell up to 88,000,000 million of its shares above an average price of $0.01 per share (shares prior to our 200-to-1 reverse split) over an eleven week period after the registration statement becomes effective.  The maximum amount due by the Company under the release agreement is $350,000.  On January 21, 2010, the Company filed a registration statement with the SEC.  As a result, on December 31, 2009, the Company recognized a gain from discharge of indebtedness in the amount of $105,684 consisting of relief of principal of $227,375 and accrued interest of $228,309 on the note less $350,000, and reclassified the remaining principal and accrued interest in the amount of $350,000 to other current liability.  The other current liability in the amount of $350,000 remains outstanding at December 31, 2010.

In October 30, 2007 and April 1 2008, the Company issued two promissory notes to Tecnimed, Slr (“Tecnimed” or the “Vendor”) in the aggregate principal amount of $608,800.  These notes accrued interest at 10% per annum and are secured by a portion of the Company’s inventory received from the Vendor.  In conjunction with the issuance of the first of these notes, effective October 30, 2007, we issued 375,000 of our common stock valued at $0.26 per share, the trading price at the end of that day.  All principal and interest was due during 2008.  As of December 31, 2010 and 2009, the Company had $163,947 and $283,252 of principal outstanding on the two promissory notes.  On March 6, 2009, the Company entered into a Settlement Agreement with the Vendor (the “Settlement Agreement”), whereby the parties agreed to termination of the existing distribution agreement as amended, payment terms with regard to sold and unsold product, new terms with regard to sales and distribution of existing product, mutual releases of claims against one another, and modification to certain indemnity provisions (see Note 10 – Commitment and Contingencies regarding litigation between a competitor, Tecnimed and the Company), among other provisions.  As part of the Settlement Agreement, the Company agreed not to make any cash distributions to shareholders, officers, directors and employees (apart from ordinary salary), and pay the Vendor 30% of any of capital raised (excluding any financing for working capital), until the obligation to the Vendor has been fully satisfied.  Further, the Company agreed to an even split of cash received from customers until the debt is paid in full.  In addition, the Vendor agreed to waive all penalties, fees and interest above 6% compounded annually, with respect to the notes, and forbear collection proceedings for 18 months from the date of the Settlement Agreement provided the Company is in compliance with the obligations within the Settlement Agreement.  The Vendor also has a lien on product titled to the Company at an independent warehouse location and requires specific authorization prior to release of such product to the Company.  As a result of the reduction of the interest rate, the Company reduced previously recorded interest expense by $27,464.  During the year ended December 31, 2010, the Company paid $119,305 of principal on the two promissory notes held by the Vendor.  Accrued interest payable at December 31, 2010 related to these two notes was $77,114.  As fully discussed in “Litigation” below, on September 21, 2010, Tecnimed filed a complaint against the Company and its Kids-Med subsidiary alleging breach of non-compete agreement and that the Company infringed on the Thermofocus trademark and trade dress.  In addition, the complaint alleges that the Company sold Thermofocus units in an unauthorized manner resulting in a breach of contract.  Further, the complaint alleges that the Company is in default on the payment of $209,802 of principal and $88,867 of interest under the notes due Tecnimed.

On November 5, 2005, the Company received $300,000 from Wrobel, a shareholder and former service provider as a short term cash advance.  No agreement was entered into regarding the payment of principal and interest.  During year ended December 31, 2009, the Company made $10,500 of principal payments towards this advance leaving $289,500 outstanding as of December 31, 2010.  The Company is not accruing interest on this advance.  Even though there are no specific terms with regard to payment of principal and interest, this lender has made demand for payment and the Company considers itself in default on this advance.

During 2010, the Company paid all outstanding principal and interest due on an unsecured installment note with Wachovia.

Purchase Order and Accounts Receivable Financing Arrangements

 In July 2010, the Company entered into secured credit facilities to finance the purchase of product and to factor accounts receivable.   The Company may request that a financing company fund the purchase of inventory, directly or via letter of credit, up to $3.0 million based on a confirmed purchase order accepted by the Company as buyer, the vendor and the financing company.  Fees for such financing are 3.25% of the purchase order amount if paid in within 30 days of the advance date, plus any transaction expenses.  Any advances made under this financing arrangement and fees incurred are due 10 days after receipt of goods by the Company or 90 days after the issuance of any letter of credit.  The financing company shall maintain a priority secured interest in all goods subject to the purchase order until paid in full.  As part of the purchase order financing agreement, the Company and the financing company contracted with a third party to oversee the Company’s inventory subject to this financing.  The Company also entered into an agreement to sell its accounts receivable at discounts up to 20% of the invoice amount, plus fees and expenses, to a purchaser.  This facility has a $1.0 million limit.  As part of this accounts receivable factoring agreement, the Company agreed to request that customers directly deposit funds in an account maintained by the purchaser.    The purchaser maintains a priority security interest in all accounts receivable purchased and may charge back the Company for any accounts not collected.  Further, the Company agreed to indemnify the purchaser for any claims or losses incurred by the purchaser.  The purchaser is unrelated to the financing company. For the period ended December 31, 2010, the Company had sold $71,200 of its accounts receivable and received advances of $56,960.  For 2010, the Company had received rebates of $2,480 for prompt payment of receivables sold and been charged fees, expenses and interest aggregating $669 by the purchaser. As of December 31, 2010, $45,939 of accounts receivables had not been paid and was subject to charge-back by the purchaser, and such amount was offset against the Company’s total accounts receivable.

Related Party Advances and Notes

On July 30, 2007, the Company received cash and issued a promissory note to a relative of our chief executive officer in the principal amount of $125,000.  Interest accrued on this note at a rate of 24% per annum and was to be paid monthly.  All principal and accrued interest was due on or before October 30, 2007.  The Company has not made the required principal and interest payments and has been negotiating with the holder to amend the payment terms of the note, which would include a waiver of default for the required payments that have not been made.  In the event of default, the note calls for interest at 36% per annum.  The loan was collateralized by 5,300 units of the Company’s Thermofocus thermometer product held for resale.  As of December 31, 2010 and 2009, the outstanding balance was $99,250.  The Company has recorded accrued interest payable amounting to $93,054 at December 31, 2010, at the rate of 24% per annum as the Company believes it will not be obligated to pay the default rate of interest.  Had the Company accrued at the default rate of 36%, accrued interest payable at December 31, 2010 would have been $127,946 and additional interest expense in the amount of $11,910 would have been recognized for the year ended December 31, 2010.

During the years ended December 31, 2008 and 2007, two of the Company’s board members, and ASR Realty Group, LLC (“ASR”), an entity affiliated with a former board member, advanced funds to the Company for working capital on a non-interest bearing basis.  The principal balance due to the board members was $60,180 at December 31, 2010 and 2009.  One of these advances in the amount of $27,000 due to ASR, is documented by a note and secured by accounts receivable, inventory and other assets of the Company, and should the balance not be paid on demand, interest shall accrue at 15% per annum.  As of December 31, 2010, the Company had accrued interest in the amount of $8,788 with regard to this note.

Convertible Promissory Notes

During 2007, the Company entered into four different subscription agreements with various investors.  The first agreement, agreement (A), dated January 31, 2007, was an offering of an aggregate $1,500,000 in 10% convertible promissory notes, 750,000 shares of common stock and 1,500,000 warrants (the offering consisted of 30 units, each unit consisted of $50,000 notes, 25,000 common shares, and 50,000 warrants).   The second agreement, Agreement (B), dated June 25, 2007,  was an offering of an aggregate $1,500,000 in 10% convertible promissory notes, 1,500,000 shares of common stock and 3,000,000 warrants (the offering consisted of 30 units, each unit consisted of $50,000 notes, 50,000 common shares and 100,000 warrants). The third agreement, Agreement (C), dated July 25, 2007, was an offering of an aggregate $1,500,000 in 10% convertible promissory notes, 1,500,000 shares of common stock and 3,000,000 warrants (the offering consisted of 30 units, each unit consisted of $50,000 notes, 50,000 common shares and 100,000 warrants). This agreement differed from the June 25, 2007 agreement by having a fixed conversion price of $0.25 per share as on optional conversion price.  The fourth agreement, agreement (D), dated November 21, 2007, was an offering of an aggregate $1,500,000 in 10% convertible promissory notes, 1,500,000 shares of common stock and 3,000,000 warrants (the offering consisted of 30 units, each unit consisted of $50,000 notes, 50,000 common shares and 100,000 warrants).  The difference with this agreement compared to the previous was the warrant conversion price of $1.00 for all the warrants, instead of half being at $1.50.  The fifth agreement, agreement (E) dated April 15,2008, was an offering of an aggregate $1,500,000 in 10% convertible promissory notes, 3,000,000 shares of common stock and 3,000,000 warrants (the offering consisted of 30 units, each unit consisted of $50,000 notes, 100,000 common shares and 100,000 warrants). The Company sold 4.15 units of agreement (A), 0.75 units of agreement (B), 8.25 units of agreement (C), and 5 units of agreement (D) for $905,000 of proceeds; no units were sold under agreement (E).  Subsequent to the Company entering into any agreements with the investors under agreement (E), the Company’s board of directors resolved to grant the investors under agreements (A), (B), (C), and D the terms of agreement (E).   By this time, April, 2008, all the notes were in default due to the inability of the Company to make the first quarter 2008 interest payment; the notes executed prior to April 2007, were also in default because the company was unable to pay back the principal.  No additional consideration was paid for these additional shares and warrants. The Company’s Board of Directors made the decision to issue these additional shares and warrants, and lower the conversion price for the principle and strike price for the warrants, because all the notes under this offering were in default.  This was done in an attempt to assuage the lenders that the company would honor their notes and to induce them to convert their notes into equity.  The Company also was making an attempt to attract potential future investors, in light of the Company’s highly volatile stock price (the board of directors believed that if prior investors were satisfied with their investment, future potential investors would be more likely to invest in the Company). The amount of additional securities issued, while arbitrary to some degree, was set at a level that the board of directors believed would achieve these objectives. The Company recorded $18,310 and $23,734 for the 102,500 common shares and 205,000 warrants, respectively as a financing cost (expensed to interest expense immediately) based on their values at June 25, 2007, the date the Board of Directors agreed to grant the additional shares and warrants.

The convertible promissory notes accrue interest at 10% and were due on the first anniversary of their issuance date. They were convertible into shares of our common stock at the option of each holder at (1) $0.25 per share, or (2) a 20% discount to the price per share issued in a financing transaction of at least $2,000,000, or (3) in the event of default, the conversion price would be adjusted to equal 80% of the Company’s average closing stock price during the five trading days prior to default. The default date is April 30, 2008, thirty days after the missed quarter one 2008 interest payment.  That makes the conversion price $0.0146, or 80% of the five day average closing price ($0.018) preceding the default date.  The Company may not have to honor any conversion requests, in which case, the debt would then have to be paid back.

At their commitment date each convertible promissory note was tested for a beneficial conversion feature by comparing the effective conversion price to the fair value of the Company's stock.  The Company recognized a beneficial conversion feature of $187,183 which was recorded as a discount to the convertible promissory notes with an offset to additional paid-in capital. Additionally, the relative fair value of the warrants and common stock of $118,421 and $105,284, respectively, was calculated and recorded as a further reduction to the carrying amount of the convertible debt and as addition to paid-in capital.  The Company amortized the debt discount over the term of the debt.

Each convertible promissory note issued with the subscription agreements had a term of one year and were not repaid.  Due to the default and reset of the conversion price to 80% of the fair value of the Company’s common stock five days prior to the default, the Company tested each convertible promissory note for an incremental beneficial conversion feature.  As a resulted, the Company recognized $438,365 of interest expense in 2008. The Company’s Board of Directors has determined that the default date for each convertible promissory note was April 30, 2008.  The calculation of the conversion rate to common shares on such date was $0.0146 of principal outstanding to one share of common stock.  Based on the default provisions, noteholders may convert their principal balance into 62,156,593 common shares.  Unless the Company declares a stock dividend, or there is some other re-capitalization of the Company, such as a stock split or reverse stock split, the conversion price established at the default date will not change.  The Company affected a 200-to-1 reverse stock split on March 21, 2011.

The subscription agreements contained a registration rights penalty whereby, commencing upon six months from an initial unit sale and, for each monthly period thereafter that the common stock and the common stock underlying the warrants are not registered, the Company will issue 4,167 warrants per unit as a penalty to the subscription holder.  The Company failed to file a registration statement and consequently, beginning August 2007, the Company began valuing 4,167 warrants per outstanding unit as a penalty. The penalty warrants have been determined to be a derivative instrument.    For each year since issuance, the value of the penalty warrants has been determined by using the Black-Scholes pricing model.  The aggregate value of the penalty warrants issued amounted to $19,499 and $9,525 for the year ended December 31, 2009 and 2008, respectively.  The derivative liabilities were adjusted to their fair values of $10,810 and $24,124 at December 31, 2010 and 2009, respectively.  On January 21, 2010, the Company filed a registration statement with the SEC.  The Company continues to accrue penalty warrants until the registration statement became effective on January 14, 2011.

On June 28, 2010, a holder of 2007 subscription agreement debentures converted $25,000 of principal and $8,551 of accrued interest into 2,302,696 shares of common stock at a conversion price of approximately $0.0146 per share.  As of December 31, 2010 and December 31, 2009, the Company had $880,000 and $905,000 of principal outstanding on these convertible promissory notes, respectively.

For the year ended December 31, 2010, the Company recognized interest expense of $168,702, and had $381,002 of accrued interest payable at December 31, 2010, related to these convertible promissory notes.  Interest was calculated at 10% per annum for the initial term and at 15% per annum since default without compounding.  The convertible promissory notes also contain a provision whereby the noteholder may elect to convert accrued interest payable into shares of our common stock.  As of December 31, 2010, based on 80% of the prior five day average closing price of the Company’s common stock, accrued interest payable may be converted into 102,640,625 shares of common stock (shares prior to our 200-to-1 reverse split) should all noteholders elect to do so.

A current member of our Board of Directors directly owns convertible promissory notes which provide for conversion into 50,000 common shares, 100,000 initial issuance warrants, and 146,652 penalty warrants.  Parties directly and indirectly related to this director own convertible promissory notes convertible into 300,000 common shares, 600,000 initial issuance warrants, and 866,022 penalty warrants.

Off-Balance Sheet Arrangements

We have not entered into any off-balance sheet arrangements.

Contracts to be Settled with Company’s Own Equity

Effective May 13, 2010, the Company committed to issue more common shares than authorized by its Article of Incorporation.  If the Company would have been required to settle all of its outstanding warrants and liabilities (including contingent liabilities to be settled with equity not previously recorded) with common shares as of May 13, 2010, the Company would have been required to issue up to 377,460,076 common shares over its authorized amount of 2,500,000,000 common shares, assuming all targets and contingencies were met, representing 1,200,000 shares for the settlement of warrants and 376,260,076 shares for the settlement of liabilities including contingent liabilities not previously recorded (of which all but 26,978,022 shares have been recorded as liabilities).  Pursuant to ASC 815-40, Derivatives and Hedging – Contracts in Entity’s Own Equity, the Company’s policy with regard to settling outstanding financial instruments is to settle those with the latest maturity date first, which essentially sets the order of preference for settling the financial instruments.  Therefore, on May 13, 2010, the Company reclassified warrants to purchase 1,200,000 common shares with a fair value of $3,862 and recognized contracts to be settled with common stock (previously considered contingent liabilities not meeting recognition criteria) for 26,978,022 shares with a fair value of $337,225, from additional paid in capital to derivative liabilities.  Subsequent to May 13, 2010 through December 31, 2010, the Company committed to issue an additional 507,712,302 shares and warrants above the amount authorized of which all but 2,240,657 had been recorded as liabilities.  The fair value of the 2,240,657 shares on the day the Company committed to issue the additional shares was $15,719 (shares prior to our 200-to-1 reverse split).

On December 31, 2010, the fair value of derivative liabilities for contracts to be settled with the Company’s common shares in excess of common share capital authorized aggregated $125,377. As of December 31, 2010, if the Company would be required to settle all of its outstanding warrants and liabilities (including contingent liabilities to be settled with equity) with common shares, the Company would be required to issue up to 885,172,378 common shares beyond the amount authorized as of December 31, 2010 of 2,500,000,000 common shares.  As of December 31, 2010, liabilities and derivative liabilities have been recorded for all 885,172,378 shares (shares prior to our 200-to-1 reverse split).  On February 11, 2011, the Company increased the number of authorized shares of its common stock from 2,500,000,000 to 5,000,000,000.

Commitments and Contingencies

Litigation.  On August 15, 2008, a competitor filed suit in the United States District Court for the District of Massachusetts against Kidz-Med, Inc., American Scientific Resources, Incorporated and Tecnimed, Srl for patent infringement with regard to the Thermofocus thermometer.  Under the distribution agreement, Tecnimed is obligated to indemnify the Company against certain actions including this patent infringement action.  However, as part of the Settlement Agreement discussed in Note 7 – Notes Payable, the Company agreed to cover its own fees and expenses in connection with this litigation and agreed to waive any claim for lost profits that may arise within the indemnification provision.  The case is currently in pretrial discovery.  Tecnimed has provided the Company with a legal opinion that the thermometer does not violate the competitor’s patents.  The Company is unable to make an independent assessment of this patent infringement action and is relying on Tecnimed’s defense of this case.  As the Company believes that Tecnimed is capable and willing to defend the Company, and that the Company’s defense costs if any will not be significant, no provision for possible loss related to this litigation has been included in these consolidated financial statements.  In March 2010, the competitor filed an additional complaint against American Scientific Resources, Incorporated and Kidz-Med, Inc. in the United States District Court for the District of Massachusetts alleging that false advertising damaged the competitor.  The competitor is seeking to enjoin the Company from future false advertising and to recover unspecified monetary damages.  Based on the advice of counsel, the Company believes this case is without merit.  The Company intends to vigorously contest the complaint.

On September 21, 2010, Tecnimed, Srl filed a complaint against the Company and its Kids-Med subsidiary in US District Court for the Southern District of New York alleging breach of a non-compete agreement and infringement on the Thermofocus trademark and trade dress.  In addition, the complaint alleges that the Company sold Thermofocus units in an unauthorized manner resulting in a breach of contract.  Further, the complaint alleges that the Company is in default on the payment of $209,802 of principal and $88,867 of interest under the notes due Tecnimed.  The complaint seeks a trial by jury, injunctions against manufacturing and selling products that are in competition with the Thermofocus and use similar trade dress, recall of product distributed and payment of unspecified amounts for ill-gotten gains, treble damages, punitive damages and attorneys’ fees.  The Company believes the complaint is without merit and intends to pursue a vigorous defense. On January 18, 2011, the US District Court for Southern New York granted Tecnimed’s request for a preliminary injunction and ordered the Company to stop selling the Vera Temp in the allegedly infringing package and to recall the product from retail customers within seven days.  The Company stopped shipping the thermometer in the allegedly infringing package and filed an emergency appeal for stay of this decision on January 31, 2011.  The stay was denied by the Court on February 10, 2011.  On February 11, 2011, after Tecnimed posted a $130,000 bond with the Court to compensate the Company in the event Tecnimed does not prevail in this action, the Company sent recall notices out to its retail customers.  The Company also complied with this injunction by changing its retail package to reflect the wishes of the Court.  The Court approved the new Vera Temp package on February 4, 2011.  The Company continues to ship the thermometer to retail customers in its new package.  The Company expects to incur approximately $25,000 of costs related to the recall, including shipping and repackaging costs, and has expensed such amount for the year ended December 31, 2010.

On October 26, 2010, Sanomedics International Holdings filed a complaint in District Court for the Southern District of Florida against the Company alleging that the Company infringed on plaintiff’s thermometer design patent, and upon an exclusive distribution and manufacturing agreement between the plaintiff and the Chinese manufacturer of the Company’s Vera Temp thermometer.  The complaint also alleges the Company wrongfully asserted dominion over plaintiff’s Food and Drug Administration clearances depriving plaintiff of its exclusive rights and interests. The complaint seeks injunctive relief, recall and destruction of all the Company’s Vera Temp thermometer products and marketing materials, and unspecified monetary damages, punitive damages and attorney’s fees.  The Company believes the complaint is without merit and intends to pursue a vigorous defense.

The Company has, and may in the future, become a party to various claims, complaints and legal actions arising in the ordinary course of business.  In the opinion of management, there are currently no additional legal matters that would have a further material adverse effect on the financial statements of the Company taken as whole as of December 31, 2010.

Employment agreements.  In conjunction with the Disintegrator patent acquisition, the Company entered into a ten year employment agreement with a former executive and majority owner of Safeguard in addition to the contingent compensation per the asset purchase agreement.  The employment agreement calls for a base salary of $10,000 per month beginning upon the receipt of $500,000 of combined new capital and revenue, and $20,000 per month beginning upon the receipt of $2,500,000 of combined new capital and revenue.  The $10,000 in monthly salary shall accrue for no longer than 6 months and be payable in full immediately upon reaching $500,000 of combined new capital and revenue.  The employment agreement may be terminated by the executive in the event of default with prior notice, and by the Company for cause, or death or permanent disability of the executive.  During the year ended December 31, 2010, the Company expensed $120,000 of base salary related to this agreement.  At December 31, 2010, $20,000 of base salary was unpaid.

Effective April 5, 2007, the Company entered into an employment agreement with our chief executive officer.  This agreement continues until another chief executive officer is appointed by a majority of our Board of Directors, either party terminates in accordance with the provisions of the agreement, or his death or permanent disability.  The agreement calls for a minimum salary of $10,000 per month plus additional cash and stock compensation upon the achievement for various milestones.  The Company has not made certain cash payments due under the agreement.  On December 15, 2010, the Company issued 1,000,000 shares of common stock to our chief executive officer and reduced accrued compensation payable by $50,000 (the value of these shares on the date of issuance was $5,000).  As of December 31, 2010, $310,000 has been accrued as compensation payable.  This employment agreement also called for the issuance of 500,000 fully-vested, restricted shares of the Company’s common stock upon execution.  As of December 31, 2010, the shares had not been issued, however the Company has accrued $70,000 as an obligation to issue shares based on the closing price on the date of grant.  In addition, the agreement called for the award of up to 500,000 warrants to purchase an equivalent number of common shares based on the achievement of certain revenue targets.  The warrants were exercisable at $0.25 per share over a period of three years from September 4, 2007.  During the first quarter of 2010, our chief executive officer was deemed to have earned 100,000 warrants to purchase equivalent shares of common stock.  However, these warrants were never issued.  Currently, there is no agreement in effect to issue warrants to our chief executive officer.

On March 1, 2010, the Company entered into a five year employment agreement with an executive. The employment agreement calls for the monthly award of restricted shares of our common stock equivalent to $15,000 per month based on the average closing price for the month plus a 2% cash bonus for sales collected through June 30, 2010.  Beginning on the later of July 1, 2010, or date the Company’s registration statement with the SEC becomes effective, the executive shall be entitled to a base salary of $12,000 per month, plus a 2% cash bonus for sales collected and a 2% common stock bonus for sales collected.  The Company’s registration statement with the SEC became effective on January 14, 2011.  The shares issuable for the stock bonus shall be determined based on the five day average closing price prior to the collection of the sale.  The agreement also calls for the reimbursement of expenses including payment to the executive of up to $650 per month for office space.  For the period ended December 31, 2010, the Company issued 14,201,048 shares with a value of $128,000 to partially meet its obligation under this employment agreement.  At December 31, 2010, there were 3,409,091 shares issuable under the employment agreement with a value of $15,000.  Prior to March 1, 2010, this executive performed consulting services for the Company.  For the period ended February 28, 2010, the Company issued 4,622,230 shares with a value of $49,050 for consulting services.

Service agreements.  Beginning January 1, 2010, the Company and a marketing consultant entered into an amended agreement whereby the consultant is entitled to receive warrants valued up to $1,987,500 based upon the execution of certain licensing agreements and upon the achievement of certain collected revenue targets.  Upon achievement of the targets, warrants equivalent to the first $200,000 shall be issued based on the 30 day trailing weighted average price of the Company’s common stock.  The exercise price is to be determined as 50% of the 30 day trailing weighted average price.  All warrants are exercisable over 5 years from the date of issuance.  Upon achievement of the targets, beginning at $2,000,000 of revenues collected, warrants equivalent to $1,787,500 shall be issued based on the 30 day trailing weighted average price and an exercise price equal to the 30 day trailing weighted average price.  The Company will account for warrants issuable when the targets are met.  In addition, the consultant is entitled to a cash fee of $5,000 per month, plus reimbursement of out-of-pocket expenses, for services rendered through the conclusion of the agreement in August 2019.  The fee is subject to escalation up the achievement collected revenue targets as a result of the consultant’s efforts.  For the year ended December 31, 2010, the Company had incurred $131,903 for fees and expenses related to this amended agreement and paid $72,424.  In January 2011, the Company and the consultant settled all amounts due through December 31, 2010 for the issuance of 12,000,000 shares of our common stock, $15,000 in cash and $2,480 of expenses. The shares were valued at $35,000 based on the value of unpaid services in accordance with the agreement between the parties.

On May 23, 2010, the Company entered into a consulting agreement for general management and financial advice effective January 1, 2010 and continuing through August 31, 2019.  The agreement called for compensation of $10,000 per month effective January 2010 and increases to $20,000 per month upon receipt by the Company of $2.5 million of the combined aggregate of new capital and revenue commencing on May 23, 2010, plus reimbursement of certain expenses.  The agreement required the consultant’s participation in any incentive, profit sharing, bonus, stock option and other similar plan on an equivalent basis to other senior managers of the Company.  In addition, the agreement calls for the issuance of 5,000,000 shares of our common stock upon the listing of our common stock on the Over-the-Counter Bulletin Board.  As of December 31, 2010, no amounts have been accrued for these shares as the contingency has not been met.  For the period ended December 31, 2010, the Company paid $57,176 related to the consulting agreement.  In addition, for the period ended December 31, 2010, the Company paid $42,880 of commissions to an entity affiliated with the consultant for assisting the Company secure $650,000 of convertible note financing.  In October 2010, the Company terminated this consulting agreement.

Purchase and sale agreements.  From time to time, the Company enters into agreements to purchase components and finished products for resale.  The purchase agreements have various durations and require the Company to purchase certain minimum quantities.  As of December 31, 2010, the Company has advanced $86,700 to a vendor, and shall owe $42,750 upon product delivery.  This amount was paid and product received in January 2011.

The Company has also entered into various exclusive and non-exclusive agreements to supply and distribute the Company’s products in various geographic areas.  Certain of these agreements require the Company to supply certain minimum quantities and contain various warranty provisions upon sale.  As of December 31, 2010, the Company believes it has no unrecorded obligations under any of these agreements.

Subsequent Events

The following is a discussion of significant events impacting the Company for the period from December 31, 2010 to the date of filing this Annual Report on Form 10-K.

Equity purchase agreement and issuance of Series A preferred stock.  On February 3, 2011, the Company entered into an equity purchase agreement (the “Purchase Agreement”) with Southridge Partners II, LP.  Pursuant to the Purchase Agreement, Southridge agreed to purchase from the Company, for a period of up to 24 months commencing on the effective date of a registration statement filed by the Company for resale of the shares, up to $10,000,000 shares of the Company’s common stock.  The purchase price for the shares of common stock sold will be equal to 92% of the average of the lowest 2 daily closing prices for the 5 trading days immediately following the date on which the Company is deemed to provide a put notice under the Purchase Agreement.  The maximum amount of common stock that Southridge shall be obligated to purchase with respect to any single closing under the Purchase Agreement will be the lesser of $500,000 or 250% of the average dollar trading volume of the Company’s common stock for the 20 trading days immediately preceding the date on which the Company provides a put notice under the Purchase Agreement.  Upon execution of the Purchase Agreement, the Company issued Southridge a five-year warrant to purchase 25,000,000 shares of common stock at an exercise price of $0.00615, which may be exercised on a cashless basis if there is no effective registration statement for the resale of shares of common stock underlying the warrant six month following the issuance.  The Company agreed to issue to its management and directors a series of preferred stock with voting rights sufficient to grant such holders the ability to vote in favor of an increase in the Company’s authorized common stock and/or a reverse split of the outstanding shares of common stock.  Accordingly, on February 4, 2011, the Company issued to each of its four directors 12,500 shares each of its Series A Preferred Stock.  On February 11, 2011, the Company increased the number of authorized shares of its common stock from 2.5 billion to 5.0 billion.

In the aggregate, the Company issued 50,000 of its Series A Preferred Stock, which give each of the holder 100,000 votes (unadjusted for the Company’s 200-to-1 reverse stock split) for each share of preferred stock owned.  The Series A Preferred Stock is not participating in any dividends and not convertible. The four members of the Company’s Board of Directors jointly held 5.0 billion votes immediately before  the 200-to-1 reverse common stock split.

Issuances of common shares.  On January 19, 2011, we issued 240,000 shares of our common stock for package design services valued at $1,200, which had been accrued at year-end.

On January 21, 2011, we entered into an agreement with a marketing consultant to settle monthly retainer fees, out of pocket expenses and commissions due through December 31, 2010, and issued 12,000,0000 shares of our common stock in partial satisfaction of amounts due under the settlement agreement.  These shares were valued at $63,600 on the date of issuance.

On January 21, 2011, we issued 2,400,000 shares of our common stock to a public relations firm for six months of services through June 2011.  These shares were valued at $12,720 on the date of issuance.

On January 21, 2011, we issued 16,000,000 shares of our common stock to a partner in the law firm providing services to us as partial compensation for legal services.  These shares were valued at $84,800 on the date of issuance.

On February 2, 2011, the Company issued 32,000,000 shares of its common stock valued at $147,200, based on the closing price for the Company’s common stock on the date of the agreement, as consideration for extending the due dates on two short-term loans issued to Granite Financial Group.

On February 16, 2011, the Company issued 10,000,000 shares for legal services.  These shares were valued at $43,000 based on the closing bid price of the Company’s stock on the date of issuance.

On January 17, 2011, the Company entered into a 12 month agreement with a consultant for investor relations services in exchange for an aggregate consideration of $48,000 of which the Company has the option to pay $12,000 in cash over 12 months, or issue 2,400,000 common shares, plus the issuance of 7,200,000 common shares with an agreed value of $36,000.  On February 23, 2011, the Company issued the 7,200,000 common shares.

On February 25, 2011, the Company issued a $25,000 convertible note to Lanktree Consulting Corporation bearing interest at 12% per annum payable monthly.  The note matures on May 25, 2011 and is convertible into shares of the Company’s common stock at a fixed conversion price of $0.0033.  As additional consideration for entering into this note, the Company issued 5,000,000 shares of its common stock valued at $20,000 on the date of issuance.  Further, in consideration for extension for the payment of principal on Note 1, the Company issued 22,000,000 shares of its common stock valued at $88,000.  The Company also issued 5,000,000 shares of its common stock valued at $20,000 in exchange for extension of the due date on the $44,000 short-term note and reduction of the interest rate.  In the aggregate, 32,000,000 million shares were issued to Lanktree on March 2, 2011.

On March 4, 2011, the Company issued 13,011,364 shares of its common stock for interest due on the first, second and third quarter 2010 convertible debentures for the period from issuance through December 31, 2010.  These shares were valued at $57,250.

On February 10, 2011 and March 10, 2011, Granite Financial Group converted $5,000 and $82,500 of principal outstanding on the first quarter 2010 convertible debentures into 1,515,151 and 25,000,000 shares of common stock, respectively.  After these conversions, the principal outstanding on the first quarter 2010 issuances was $312,250.

On March 11, 2011, a holder of the 2007 subscription agreement debentures converted $70,735 of principal and interest into 23,578,333 shares of common stock.  The Company amended the terms of the note to permit conversion at $0.003 per share.

On March 10, 2011, the Company issued 10,000,000 for legal services and 10,000,000 shares for accounting services.  Each of these issuances was valued at $42,000 based on the closing bid price of the Company’s common stock on the date of issuance.

On March 16, 2011, the Company issued 5,728,106 shares for legal services.  These shares were valued at $22,340.

Reverse common stock split. On March 21, 2011, the Company effected a 200-to-1 reverse split of its shares of common stock.  Immediately prior to the reverse split, the Company had 2,345,905,633 of its common shares issued and outstanding which adjusted to 11,729,789 common shares as a result of the reverse split.

Incentive Stock Plan. In January 2011, our Board of Directors approved the American Scientific Resources 2011 Incentive Stock Plan which allocates up to 100,000,000 shares (500,000 shares as adjusted for the March 21, 2011, 200-to-1 reverse common stock split) of common stock for awards to directors, officers, selected employees and consultants as qualified and non-qualified stock options, and as restricted and non-restricted stock awards.

Recent Accounting Pronouncements

Management does not believe that any recently issued, but yet effective, accounting standards if currently adopted would have a material effect on the December 31, 2010 and 2009 condensed consolidated financial statements.

Summary of Significant Accounting Policies

Principles of consolidation.  The accompanying consolidated financial statements include the accounts of American Scientific Resources, Incorporated, and its wholly-owned subsidiary, Kidz-Med, Inc.  All significant inter-company transactions have been eliminated.

Effective January 1, 2011, the Company closed the accounts of Kidz-Med, Inc. and made the subsidiary inactive.  The parent company, ASRI, will continue to develop products using the Kidz-Med brand name.

Use of estimates. The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the financial statements, and reported amounts of revenues and expenses during the reporting period.  Actual results could differ from those estimates.

Revenue recognition.  The Company sells or consigns its products on a wholesale basis to retailers and medical suppliers, and on a retail basis, direct to customers usually via the internet.  The Company recognizes revenues in accordance with the guidance in the Securities and Exchange Commission (“SEC”) Staff Accounting Bulletin No. 104.  Accordingly, revenue is recognized when persuasive evidence of a sales arrangement exists, when the selling price is fixed or determinable, when shipment or delivery occurs, ownership has transferred, and when collection is probable.  For wholesale sales, the Company generally negotiates an agreement that covers quantities, delivery, title transfer, pricing, warranties, returns and other terms, which dictate revenue recognition.  Revenue from internet sales is recognized upon shipment of the product to the customer.  All sales are made at a quoted, fixed price determined prior to completion of the sale.

Revenue from product placed with customers on consignment is recognized when the customer has confirmed sale of the product to third parties and collection is probable.  In August 2009, a significant consignment arrangement was terminated, and since then, no products have been distributed on consignment.

The Company provides a one year limited warranty on most of its retail product sales.  Specific warranty and right of return arrangements are negotiated with wholesalers.  Revenues in the consolidated statement of operations are shown net of any discounts and actual returns of product.  In the Company’s experience, returns for malfunctioning product resulting in warranty claims generally have been insignificant, and as such, no provision for warranty claims is provided in these consolidated financial statements.  Returns of merchantable product are reversed from revenue and returned to inventory for re-sale upon the Company’s receipt of the product.

The Company records shipping and handling charges billed to customers as revenue and the related expense in cost of goods sold.

Cash and cash equivalents.  The Company considers all highly liquid investments with original maturities of three months or less at the time of purchase to be cash equivalents.

Accounts receivable.  Accounts receivable are stated at net realizable value and net of accounts receivable sold subject to charge-back.  Management provides for uncollectible amounts through a charge to earnings and a credit to an allowance for doubtful accounts based on its assessment of the current status of individual accounts and historical collection information.  Balances that are deemed uncollectible after management has used reasonable collection efforts are written off through a charge to the allowance and a credit to accounts receivable.

Inventory and Cost of Goods Sold.  The Company’s inventories consist of finished goods on-hand and consigned to others, packaged and unpackaged product, packing supplies and spare parts.  Inventories are stated at lower of cost or market using the first-in first-out method.  Freight for components, labor and warehouse overhead expenses related to assembly and packaging are allocated to the cost of products.  Initial packaging costs are added to the cost of the product.   Excess and unused packaging and re-packaging costs are expensed.  To date, no depreciation on equipment used to assemble and package products has been allocated to inventory or cost of goods sold since such allocable depreciation has been deemed insignificant.  The Company has a variety of spare parts, a portion of which are deemed to have no value for accounting purposes as management has determined that it is doubtful that any amounts will be realized from the ultimate disposition of these spares parts.

Commissions related to a specific sale are included in cost of goods sold.  Advertising and promotional materials are expensed as operating, sales and administrative expenses.

The Company reviews finished inventory on-hand, work in progress and consigned to others, and provides for missing, obsolete and damaged product periodically based on the results of the review.  The Company periodically adjusts the carrying value of its inventory to estimated net realizable value should that amount be less than the Company’s carrying value.  Inventory reserves are established to adjust inventory for product believed to be lost or damaged, or unaccounted for after distribution on consignment, when known.  It is possible that a portion of amounts established for inventory reserves will ultimately be collected in cash from charged-back to vendors, product located, repaired and/or re-packaged, and/or returned to the Company for resale.  At December 31, 2010, the Company had no inventory consigned to others.

Fixed assets.  Fixed assets are stated at cost and depreciated using the straight-line method over the asset’s estimated useful life.  Fixed assets, which consist of packaging equipment and computer equipment, have been deemed to have useful lives of approximately 3 to 5 years and are being depreciated over this period.  The Company records depreciation expense as a component of operating, sales and administrative expenses.

Patent.  In September 2009, ASRI acquired from Safeguard Medical Technologies, LLC, a patent for the Disintegrator®, a home medical device for the destruction of needles and lancets.  The patent for the Disintegrator® is being amortized on a straight-line basis over the remaining life of the patent, a period of 151 months from acquisition to expiration.  The Company records amortization expense as a component of operating, sales and administrative expenses.

Research and development costs.  Expenditures for research and development of the Company’s products, consisting primarily of design, engineering, consulting and testing costs, are expensed as operating expenses as incurred.

Income taxes.  The Company provides for income taxes in accordance with the Financial Accounting Standards Board’s (“FASB”) Accounting Standards Codification (“ASC”) No. 740, Income Taxes (“ASC 740”) using an asset and liability based approach.  Deferred income tax assets and liabilities are recorded to reflect the tax consequences on future years of temporary differences of revenue and expense items for financial statement and income tax purposes.  ASC 740 requires the Company to recognize income tax benefits for loss carry forwards.  The tax benefits recognized must be reduced by a valuation allowance if it is more likely than not that loss carry forwards will expire before the Company is able to realize their benefit, or that future deductibility is uncertain.  For financial statement purposes, the deferred tax asset for loss carry forwards has been fully offset by a valuation allowance since it is uncertain whether any future benefit will be realized.

ASC 740 also provides guidance on recognition, classification and disclosure concerning uncertain tax benefits and tax liabilities.  The evaluation of a tax position requires recognition of a tax benefit or liability if it is ‘more-likely-than-not’ that it will be sustained upon examination.  For tax positions meeting the ‘more-likely-than-not’ threshold, the amount recognized in the financial statements is the largest benefit or liability that has a greater than 50% likelihood of being realized upon ultimate settlement with the relevant tax authority.

Stock based compensation.  The Company has exchanged its common stock for services rendered by employees, directors, consultants and others.  The Company accounts for stock and stock options issued to employees and non-employees for services and other compensation under the provisions of ASC No. 718, Compensation – Stock Compensation and ASC No. 505-50, Equity-Based Payments to Non-Employees, which establish standards for the accounting for transactions in which an entity exchanges its equity instruments for goods and services at fair value.  These standards also address transactions in which an entity incurs liabilities in exchange for goods and services that are based on the fair value of the entity’s equity instruments or that may be settled by the issuance of those equity instruments.  For employees, stock awarded is valued based on the closing bid price on the date of grant.   For non-employees, stock issued for services is valued at either the invoiced or contracted value of services provided, or to be provided, or the fair value of the stock at the due date per the service agreement, or stock issuance date, whichever is more readily determinable.  Warrants or options issued for services provided, or to be provided, are valued at fair value at the date the agreement to award is reached.  The Company has two plans for the issuance of shares to employees and non-employees; the 2007 Stock Option Plan and the 2011 Incentive Stock Plan that became effective in January 2011.  Shares awarded during the years ended 2010 and 2009 have consisted of new shares.

Earnings (Loss) per share.  Basic net income (loss) per common share is computed using the weighted average number of common shares outstanding during the periods.  Diluted net income (loss) per share is computed using the weighted average number of common and dilutive common equivalent shares outstanding during the period.

Concentration of credit risk.  Financial instruments, which potentially subject the Company to concentration of credit risk, consist principally of cash and trade accounts receivable. The Company places its cash with high credit financial institutions.  The Company extends credit to its customers, all on an unsecured basis, after performing certain credit analysis.  The Company continually performs credit evaluations of its customers and maintains an allowance for doubtful accounts for potential credit losses.

Loss of a major manufacturer of the Company’s products, or a manufacturer of components used in the Company’s products, may significantly impact future results of operations.  For the year ended December 31, 2010, the Company sourced products from various manufacturers, the largest of which was the Chinese manufacturer of the Company’s Vera Temp thermometer.

Recent accounting pronouncements.  Management does not believe that any recently issued, but yet effective, accounting standards if currently adopted would have a material effect on accompanying condensed consolidated financial statements.

Fair value of financial instruments.  The carrying values of accounts receivable, inventory, accounts payable and accrued expenses approximate their fair values due to their short term maturities.  The carrying values of certain of the Company’s notes payable approximate their fair values based upon a comparison of the interest rate and terms of such debt given the level of risk to the rates and terms of similar debt currently available to the Company in the marketplace.  The carrying values of derivative liabilities have been determined using recognized models that are deemed to reasonably estimate fair values.  It is not practical to estimate the fair value of certain notes payable, the convertible debt and the liability for contingent compensation from acquisition.  In order to do so, it would be necessary to obtain an independent valuation of these unique instruments.  The cost of that valuation would not be justified in light of the circumstances.

Fair value measurements. The FASB’s Accounting Standards Codification defines fair value as the amount that would be received for selling an asset or paid to transfer a liability in an orderly transaction between market participants and requires that assets and liabilities carried at fair value are classified and disclosed in the following three categories:

Level 1 – Quoted prices for identical instruments in active markets.

Level 2 – Quoted prices for similar instruments in active or inactive markets and valuations derived from models where all significant inputs are observable in active markets.
Level 3 – Valuations derived from valuation techniques in which one or more significant inputs are unobservable in any market.

Derivative instruments. Derivative instruments consist of certain common stock warrants, conversion features arising from issuance of convertible notes, and common shares committed to be issued in excess of the Company’s total authorization for common shares.  The derivative instruments are recorded in the balance sheets at fair value as liabilities.  Changes in fair value are recognized in earnings in the period of change. Pursuant to ASC 815-40, Derivatives and Hedging – Contracts in Entity’s Own Equity, the Company’s policy with regard to settling outstanding financial instruments is to settle those with the latest maturity date first.

Item 7A.  Quantitative and Qualitative Disclosures About Market Risk.

Not Applicable

Item 8.	Financial Statements and Supplementary Information

Our financial statements, together with the independent registered public accounting firm's report of Rosenberg Rich Baker Berman & Company, begin on page F-1, immediately after the signature page.

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

None .

Item 9A.	Controls and Procedures.

Evaluation of Disclosure Controls and Procedures.

We maintain "disclosure controls and procedures," as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (the "Exchange Act"), that are designed to ensure that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in Securities and Exchange Commission rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Principal Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. In designing and evaluating our disclosure controls and procedures, management recognized that disclosure controls and procedures, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the disclosure controls and procedures are met. Additionally, in designing disclosure controls and procedures, our management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of possible disclosure controls and procedures. The design of any disclosure controls and procedures also is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions.

As of December 31, 2010, we carried out an evaluation, under the supervision and with the participation of our Chief Executive Officer and Principal Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures. Based on this evaluation, our Chief Executive Officer and Principal Financial Officer concluded that our disclosure controls and procedures were effective in ensuring that information required to be disclosed by us in our periodic reports is recorded, processed, summarized and reported, within the time periods specified for each report and that such information is accumulated and communicated to our management, including our principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

Management’s Report of Internal Control over Financial Reporting.

This annual report does not include a report of management's assessment regarding internal control over financial reporting due to a transition period established by rules of the Securities and Exchange Commission for newly public companies.

Item 9B.	Other Information

None.

PART III

Item 10.	Directors, Executive Officers, And Corporate Governance.

The directors and executive officers of the Company are as follows:

Name	Age	Position
Christopher F. Tirotta	51	Chief Executive Officer and Chairman
Thomas W. Materna	64	Director
Felix B. Reznick	36	Director
Jason M. Roth	38	Director, Senior Vice President and Director of Business Development

Background of Executive Officers and Directors

Christopher F. Tirotta, MD, MBA founded Kidz-Med, Inc. in 1993.  He assumed his current positions of CEO, Chairman of the Board and Secretary of American Scientific Resources, Incorporated in April 2007.  He has served as a director of the Company since 2004. Dr. Tirotta oversees all operational aspects and strategic initiatives of the Company, including the expansion of its leading Kidz-Med brand. Dr. Tirotta is the Director of Cardiac Anesthesia of the Congenital Heart Institute of Miami Children’s Hospital and Arnold Palmer Hospital for Children.  He is also a Clinical Assistant Professor of Anesthesiology at the University Of Miami School Of Medicine.  Dr. Tirotta received his BA in biochemistry from Cornell University in 1982 and his MD from New York University School of Medicine in 1986.  He completed his internship in Internal Medicine at SUNY at Stony Brook in 1987 and his residency in Anesthesiology at the University of Miami/Jackson Memorial Medical Center in 1990; he sub-specialized in pediatric and cardiovascular anesthesia.  He received his MBA from Columbia University in 1999. Dr. Tirotta was inducted into Phi Beta Kappa in 1982, was inducted into Beta Gamma Sigma in 1999, graduated Cum Laude from Cornell University and was the recipient of the Robert D. Dripps Memorial Award for the outstanding graduate resident in anesthesiology in 1990.  He is a Diplomat of the American Board of Anesthesiology and a Diplomat of the National Board of Medical Examiners.  He is licensed to practice medicine in the states of Florida and New York. Dr. Tirotta is a member of numerous professional societies and has served on a number of hospital committees.  He is also responsible for giving numerous medical lectures and is actively engaged in clinical research. Dr. Tirotta’s medical knowledge and experience as founder of Kidz-Med led to the conclusion that Dr.Tirotta should serve on the Company’s board given the Company’s business and structure.

Thomas W. Materna, MD, MBA has served as a director since 2004.  Dr. Materna has been self-employed in the practice of Ophthalmology in the state of New Jersey since 1978. He received a BA Degree from the College of the Holy Cross, Worcester, Massachusetts in 1966. Dr. Materna received his medical degree in 1971 from the State University of New York’s Downstate Medical Center, in Brooklyn, NY. He did his surgical internship at New York Hospital’s Cornell University Medical Center from 1971 through 1972. He saw active duty as a general medical officer in the United States Navy. He was stationed in both Southeast Asia at BUMED, and Washington, DC. He participated in family practice residency from 1974 through 1975 at King’s County Hospital, Brooklyn, NY and an ophthalmology residency from 1975 through 1978 at the New York Eye, Ear and Nose Hospital. He received his MBA from Rutgers University in 1992. He is a member of a number of professional societies including The Society of Medical Consultants for the Armed Forces. He has also served on the Board of Directors at Dezomark, a medical company in Lviv, Ukraine. Dr. Materna’s medical knowledge and experience led to the conclusion that Dr.Materna should serve on the Company’s board given the Company’s business and structure.

Felix B. Reznick Esq. has been a director since December 2008. Mr. Reznick studied law at both Boston College Law School and the New York University School of Law, receiving his law degree from Boston College Law School (J.D. 1998), and was a University and Dean's Scholar at the New York University Stern School of Business, receiving his undergraduate degree in Accounting and Finance (B.S., cum laude, 1994). Since then, Mr. Reznick has practiced law at Cadwalader, Wickersham & Taft and Rosenman & Colin LLP.  Since 2001, Mr. Reznick has been the managing member of the Law Offices of Felix B. Reznick.  Mr. Reznick is experienced in various types of law including corporate, employment, trust and estates, bankruptcy, real estate and general business.  Having represented a diverse array of clientele including companies in the areas of media, film, Internet, software, cosmetic, food services, retail, and commercial real estate, he has also worked with investment banks and funds and not-for-profit foundations.  Mr. Reznicks’s corporate legal knowledge and experience led to the conclusion that Mr. Reznick should serve on the Company’s board given the Company’s business and structure.

Jason M. Roth served as a director since September 17, 2009, and Senior Vice President and Director of Business Development of the Company since September 2009. In 2004, Mr. Roth purchased Safeguard Medical Device Inc. and renamed the company Safeguard Medical Technologies LLC, the only Class III FDA approved manufacturing facility in North East Ohio. Mr. Roth served as the head of Safeguard Medical Technologies LLC from 2004 until September 2009. Mr. Roth’s experience as head of Safeguard Medical Technologies, LLC led to the conclusion that Mr. Roth should serve on the Company’s board given the Company’s business and structure.

Board of Directors

Directors are elected at our annual meeting of shareholders and serve for one year until the next annual meeting of shareholders or until their successors are elected and qualified.  We reimburse all directors for their expenses in connection with their activities as directors of the Company.

Board Leadership Structure and Role in Risk Oversight

Although we have not adopted a formal policy on whether the Chairman and Chief Executive Officer positions should be separate or combined, we have traditionally determined that it is in the best interests of the Company and its shareholders to combine these roles.  Dr. Tirotta has served as our Chief Executive Officer and Chairman since April 2007. Due to the small size and early stage of the Company, we believe it is currently most effective to have the Chairman and Chief Executive Officer positions combined.

Our board of directors is primarily responsible for overseeing our risk management processes.  The board of directors receives and reviews periodic reports from management, auditors, legal counsel, and others, as considered appropriate regarding our company’s assessment of risks. The board of directors focuses on the most significant risks facing our company and our company’s general risk management strategy, and also ensures that risks undertaken by our Company are consistent with the board’s appetite for risk. While the board oversees our company’s risk management, management is responsible for day-to-day risk management processes. We believe this division of responsibilities is the most effective approach for addressing the risks facing our company and that our board leadership structure supports this approach.

Audit Committee Financial Expert.

The board of directors acts as the Company’s audit committee. Due to the small size and early stage of the Company, the Company does not have an audit committee financial expert.

Compliance with Section 16(a) of the Exchange Act

Our officers, directors and shareholders owning greater than ten percent (10%) of our shares are not required to file beneficial ownership reports pursuant to Section 16(a) of the Securities and Exchange Act (the “Exchange Act”) because we do not have a class of securities registered under Section 12 of the Exchange Act.

Code of Ethics

We do not currently have a code of ethics that applies to our Chief Executive Officer, Chief Financial Officer, Chief Accounting Officer or Controller, or persons performing similar functions.  Because we have only limited business operations and four officers and directors, we believe a code of ethics would have limited utility. We intend to adopt such a code of ethics as our business operations expand and we have more directors, officers and employees.

Changes in Nominating Procedures

None.

Item 11.	Executive Compensation.

Summary Compensation Table

The following table sets forth, for the last two fiscal years, certain compensation paid by the Company, including salary, bonuses and certain other compensation, to its Chief Executive Officer and Senior Vice President. There were no other executive officers whose total annual compensation (including bonuses) exceeded $100,000.  The executive officers listed in the table below are sometimes referred to as the “named executive officers” in this registration statement.

Name and Principal Position	Year	Salary ($)		Bonus ($)	Stock Awards ($)		Option Awards ($)	Non- Equity Incentive Plan Compen- sation ($)	Non- qualified Deferred Compen- sation Earnings ($)	All Other Compen- sation ($)		Total ($)
Christopher F. Tirotta,	2010	120,000	(1)	25,000	100,000	(2)				-		245,000
President, CEO	2009	120,000	(1)		21,000	(3)				-		141,000
and Director

JasonM. Roth,	2010	120,000	(4)	—	100,000	(2)				14,406	(5)	234,406
Senior Vice President and Director	2009	10,000		—	-					-		10,000

(1)
As of the date of the filing of this annual report, Dr. Tirotta has been paid his salary through June 30, 2008, and is owed his salary and bonus which has accrued since June 30, 2008.   On December 15, 2010, we issued 5,000 shares of our common stock to Dr. Tirotta as payment for $50,000 in deferred salary. These shares were valued at $5,000 based on the closing bid price for the Company’s common stock on the day of issuance. As of December 31, 2010, $300,000 of salary and bonus had been accrued as payable to Dr. Tirotta.

(2)	Consists of a grant of 50,000 shares of common stock valued at $100,000, based on the closing bid price of $2.00 on the issuance date of August 4, 2010.
(3)	Consists of a grant of 87,500 shares of common stock valued at $21,000, based on the closing bid price of $0.24 on the issuance date of February 9, 2009.
(4)	As of the date of the filing of this report, Mr. Roth has been paid his salary through October 31, 2010, and is owed his salary for the remaining two months of 2010 and 2011 to date.
(5)	Consists of premiums paid by the Company for health insurance.

Employment Agreements

Effective April 5, 2007, we entered into an employment agreement, dated September 4, 2007, with Dr. Tirotta, our President and Chief Executive Officer.  Dr. Tirotta’s employment agreement provides for a term to continue at the discretion of the Board of Directors. Dr. Tirotta is entitled to an initial annual base compensation of $120,000 per year ($10,000 per month).  It was agreed that Dr. Tirotta’s salary shall accrue and be payable to Dr. Tirotta once we either generate positive revenue for one month above the baseline revenue existing as of April 5, 2007 (On April 5, 2007, such revenue was $12,118), or raise in excess of one million dollars ($1,000,000) commencing April 5, 2007, whichever occurs first.  We agreed to pay Dr. Tirotta his accrued salary in full at that time.  As revenues continue, Dr. Tirotta’s monthly salary will remain current and payable on an ongoing basis. We also agreed to pay Dr. Tirotta a bonus of up to ten percent (10%) of the net profits of the Company with a maximum bonus of one million dollars ($1,000,000) per year.  He will also be entitled to an additional bonus of $25,000 for the first $1 million worth of revenue generated and $25,000 for the second $1 million worth of revenue generated. As of the date of this prospectus, Dr. Tirotta has been paid his salary through June 30, 2008, and is owed his salary and bonus which has accrued since June 30, 2008.  Dr. Tirotta earned the first $25,000 bonus in 2008 and the second $25,000 bonus in 2010, neither of which has been paid to date.  No bonus was earned during 2009. Dr. Tirotta was granted the right, but never received, 2,500 (post - reverse split basis) of common stock for his work in rescuing the Company from near bankruptcy.  The Company has recorded an obligation to issue these 2,500 (post - reverse split basis) shares in the amount of $70,000 based on the closing bid price of the Company’s common stock on the award date. Until September 2010, Dr. Tirotta was also eligible to receive warrants to purchase up to 2,500 shares of our common stock based on the achievement of certain revenue targets.  In September 2010, Dr. Tirotta’s right to earn warrants expired; no warrants have been issued to Dr. Tirotta under his employment agreement.

The Company entered into an employment agreement with Mr. Jason M. Roth on September 13, 2009. Mr. Roth’s employment agreement calls for an annual salary of $120,000 that becomes payable when sales from the Disintegrator or other products introduced by Mr. Roth reach $500,000 or the Company raises $500,000 in outside capital or some combination thereof. When this same combination of sales or outside capital reaches $2.5 million the salary becomes $240,000 annually.  Mr. Roth began earning base salary of $10,000 per month beginning in December 2009. Also in consideration for entering into the employment agreement with Mr. Roth, we agreed to issue up to 1,250,000 warrants and pay up to $200,000 as a cash bonus, both contingent upon future sales of the Disintegrator® and certain other products by Mr. Roth.  Within three years (now four years) from the date of the agreement, warrants issuable are determined as follows:  upon the achievement of $2.0 million in sales of the Disintegrator and other products, 250,000 warrants to purchase an equivalent number of shares of our common stock at the closing bid price of our common stock on August 11, 2009; upon the achievement of an additional $5.0 million and each subsequent $5.0 million up to and additional $20.0 million in sales, an additional 250,000 warrants each at the closing price on August 11, 2009 or the day prior to the date the additional sales target is reach, whichever is lesser.  These warrants are exercisable over three years (now four years) from the date of the award.  The one-time cash bonus for sales of the Disintegrator and other products introduced by Mr. Roth is determined as follows: $50,000 for $2 million in sales, $100,000 for $5 million in sales, $150,000 for $10 million in sales, and $200,000 for $20 million in sale, measured three years (now four years) after the patent acquisition.

We are not a party to any other employment agreement with our named executive officers or directors.

Other than with respect to the employment agreement with Dr. Tirotta and Mr. Roth, our Board of Directors has complete discretion as to the appropriateness of (a) key-man life insurance, (b) obtaining officer and director liability insurance, (c) employment contracts with and compensation of executive officers and directors, (d) indemnification contracts, and (e) incentive plan to award executive officers and key employees.

Other than as provided in Dr. Tirotta’s and Mr. Roth’s employment agreements, our Board of Directors is responsible for reviewing and determining the annual salary and other compensation of the executive officers and key employees of the Company. The goals of the Company are to align compensation with business objectives and performance and to enable the Company to attract, retain and reward executive officers and other key employees who contribute to the long-term success of the Company. The Company intends to provide base salaries to its executive officers and key employees sufficient to provide motivation to achieve certain operating goals. Although salaries are not specifically tied into performance, incentive bonuses may be available to certain executive officers and key employees. In the future, executive compensation may include, without limitation, cash bonuses, stock option grants and stock reward grants.

Outstanding Equity Awards at 2010 Fiscal Year-End

The following table sets forth information relating to the vested and unvested option awards, and stock awards that have not vested, held by the named executive officers as of December 31, 2010. Each award to each named executive is shown separately. All options shown vested immediately and are currently exercisable.

	Option Awards					Stock Awards
Name	Number of Securities Underlying Unexercised Options (#) Exercisable	Number of Securities Underlying Unexercised Options (#)Unexercisable	Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options (#)	Option Exercise Price ($)	Option Expiration Date	Number of Shares or Units of Stock That Have Not Vested (#)	Market Value of Shares or Units of Stock That Have Not Vested ($)	Equity Incentive Plan Awards: Number of Unearned Shares, Units or Other Rights That Have Not Vested (#)	Equity Incentive Plan Awards: Market or Payout Value of Unearned Shares, Units or Other Rights That Have Not Vested ($)
Christopher F. Tirotta, President, CEO and Director	-	-			-	-	-	-	-

Jason M. Roth, SeniorVicePresident (1)	-	-	-	-	-	-	-	-	-

Director Compensation for Year Ending December 31, 2010

Director Compensation

The table below lists compensation awarded to members of our board of directors for the fiscal year ended December 31, 2010.  The directors did not receive any other compensation for serving as members of the board of directors except that listed in the table below. The Board has not implemented a plan to award stock options. There are no contractual arrangements with any member of the board of directors and we do not intend to pay any cash compensation to our directors in the future, but we may provide compensation in the form of shares of common stock.  Directors who are also executive officers of the Company do not receive any additional cash compensation for their service on the Board, but may be compensated for such services in the form of shares of common stock.  Directors are also reimbursed for their expenses in connection with their activities as directors.

Name	Fees earned or paid in cash ($)	Stock Awards ($)		Option Awards ($)	Total ($)

Christopher Tirotta	-	-	(1)	-	(1)

Thomas W. Materna	-	100,000	(2)	-	100,000	(2)

Felix Reznick	-	100,000	(2)	-	100,000	(2)

Jason Roth	-	-	(1)	-	(1)

(1)	Dr. Tirotta and Mr. Roth each received a stock award for services as a director valued at $100,000, which amount was reflected in the Summary Compensation Table above.

(2)
Consists of a grant in August 2010 of 50,000 shares of common stock valued at $100,000, for such individual’s services as a director. This was valued at $2.00 per share, based on the market price of the stock on the date of the stock grant.

Item 12.	Security Ownership of Certain Beneficial Owners and Management.

The following table lists ownership of our Common Stock as of March 21, 2011. The information includes beneficial ownership by (i) holders of more than 5% of our Common Stock, (ii) each of our three directors and executive officers and (iii) all of our directors and executive officers as a group.

The number and percentage of shares beneficially owned is determined in accordance with Rules 13d-3 and 13d-5 of the Exchange Act, and the information is not necessarily indicative of beneficial ownership for any other purpose. We believe that each individual or entity named has sole investment and voting power with respect to the securities indicated as beneficially owned by them, subject to community property laws, where applicable, except where otherwise noted.  Percentage of beneficial ownership is based on 11,729,789 shares of common stock outstanding as of March 21, 2011.

Name and Address of Beneficial Owner (1)	Amount and Nature of Beneficial Ownership of Stock		Percentage of Class of Common Shares Owned

Directors and Officers:

Christopher F. Tirotta	201,017	(2)	1.71%
Chairman, President, CEO, Secretary and Director

Thomas W. Materna	196,086	(3)	1.67%
Director

Felix B. Reznick	166,822	(4)	1.42%
Director

Jason Roth	605,000	(5)	5.16%
Director

All directors and officers of the Company as a group (4 persons)	1,168,925		9.96%

(1)	Unless otherwise indicated, the address of each beneficial owner listed above is c/o Corporate Secretary, American Scientific Resources, Incorporated, 1112 Weston Road, Unit 278, Weston, FL 33326.
(2)
Includes 12 shares of common stock which are owned by Dr. Tirotta’s wife. Dr. Tirotta also owns 12,500 shares of Series A Preferred Stock. The Series A Preferred Stock are not convertible into Common Stock. The Series A Preferred Stock vote as a single class with the Common Stock. Each share of Series A Preferred Stock entitles the holder to 500 votes.

(3)
Mr. Materna also owns 12,500 shares of Series A Preferred Stock. The Series A Preferred Stock are not convertible into Common Stock. The Series A Preferred Stock vote as a single class with the Common Stock. Each share of Series A Preferred Stock entitles the holder to 500 votes.

(4)
Includes 3,572 shares issuable upon conversion of convertible notes with a conversion price of $14.000 and 500 shares issuable upon exercise of warrants (including 250 warrants with an exercise price of $10.00 and 250 warrants with an exercise price of $5.00). Mr. Reznick also owns 12,500 shares of Series A Preferred Stock. The Series A Preferred Stock are not convertible into Common Stock. The Series A Preferred Stock vote as a single class with the Common Stock. Each share of Series A Preferred Stock entitles the holder to 500 votes.

(5)
Includes 62,500 shares owned by Safeguard Medical Technologies, a company 65% owned by Mr. Roth, and 542,500 shares owned directly by Mr. Roth.  Mr. Roth also owns 12,500 shares of Series A Preferred Stock. The Series A Preferred Stock are not convertible into Common Stock. The Series A Preferred Stock vote as a single class with the Common Stock. Each share of Series A Preferred Stock entitles the holder to 500 votes.

The following table sets forth as of March 21, 2011, the number of shares of Series A Preferred Stock held of record or beneficially (i) by each person who held of record, or was known by the Company to own beneficially, more than five percent of the outstanding shares of Common Stock, (ii) by each director and (iii) by all officers and directors as a group:

Name of Beneficial Holder	Number of Shares	% Beneficially Owned
Christopher F. Tirotta	12,500	25.0%
Thomas W. Materna	12,500	25.0%
Felix B. Reznick	12,500	25.0%
Jason Roth	12,500	25.0%
All directors and offices as a group	50,000	100%

As of March 24, 2011, there are 50,000 shares of Series A Preferred Stock issued and outstanding.

Item 13.	Certain Relationships And Related Transactions, and Director Independence.

Certain Relationships and Related Transactions

There have been no material transactions since the beginning of our last fiscal year, between us and any officer, director or any stockholder owning greater than 5% of our outstanding shares, nor any of their immediate family members, except as described below.

On September 10, 2009, we acquired a patent for a needle destruction device known as the Disintegrator® (including trademarks for the Disintegrator®, Disintegrator Plus® and Disintegrator Pro®) and other assets from Safeguard Medical Technologies, LLC (“Safeguard”) in exchange for 250,000,000 shares of common stock and assumption of a contingent note payable up to $1,200,000.  Jason Roth, a director of the Company, owns a 65% equity interest in Safeguard Medical Technologies, LLC.

On July 30, 2007, the Company received cash and issued a promissory note to Connie Tirotta, the wife of Dr. Christopher F.  Tirotta, our chief executive officer, in the principal amount of $125,000.  Interest accrued on this note at a rate of 24% per annum and was to be paid monthly.  All principal and accrued interest was due on or before October 30, 2007.  The Company has not made the required principal and interest payments and has been negotiating with the holder to amend the payment terms of the note, which would include a waiver of default for the required payments that have not been made.  In the event of default, the note calls for interest at 36% per annum.  The loan was collateralized by 5,300 units of the Company’s thermometer product held for resale.  As of December 31, 2010, the outstanding balance is $99,250.

During the years ended December 31, 2008 and 2007, two of the Company’s then-board members, Donald Bennett and Thomas Materna and ASR Realty Group, LLC (“ASR”), an entity affiliated with Donald Bennett, a former director of the Company, advanced funds to the Company for working capital on a non-interest bearing basis.  The principal balance due to the board members was $60,180 at December 31, 2010.  One of these advances in the amount of $27,000 due to ASR, is documented by a note and secured by accounts receivable, inventory and other assets of the Company, and should the balance not be paid on demand, interest shall accrue at 15% per annum.

Our chief executive officer, Dr. Christopher F. Tirotta, periodically advances funds to the Company on a short-term, non-interest bearing basis for working capital purposes.  As of December 31, 2009, $5,000 was due to Dr. Tirotta and such amount was repaid on January 9, 2010. On December 15, 2010, we issued 5,000 shares of our common stock to Dr. Tirotta as payment for $50,000 of salary payable to him under his employment agreement. These shares were valued at $5,000 based on the closing bid price for the Company ’ s common stock on the day of issuance.

The Company has a license agreement with Connie Tirotta, the wife of Dr. Tirotta, our chief executive officer.  The license agreement calls for the payment of royalties equal to 20% of revenues from the Company’s sales or permitted use of certain copyrighted and trademarked, print and video material, consisting of the two Dr. Bip videos, “A Hospital Trip with Dr. Bip” and ‘Dr. Bips New Baby Tips”, and a coloring book relating to the videos. The Company does not sell or market the coloring book at the present time.  The license agreement began in October 2008 and continues for successive one year terms unless terminated by either party.  To date, sales of the Dr. Bip material and the related royalties have been insignificant.

Director Independence

Thomas W. Materna is independent as that term is defined under the Nasdaq Marketplace Rules.

Item 14.	Principal Accounting Fees And Services

Audit Fees

Audit Fees represent the aggregate fees for professional services for the audit of our annual financial statements or services that are normally provided in connection with statutory and regulatory filings or engagements for those fiscal years.   For the years ended December 31, 2010 and 2009, we paid Rosenberg Rich Baker Berman & Company $63,000 and  $118,798, respectively.

Tax Fees

For the years ended December 31, 2010 and 2009, we paid Rosenberg Rich Baker Berman & Company $0 and $0, respectively, for tax related services.

Audit Related Fees

For the year ended December 31, 2010 and 2009, we paid Rosenberg Rich Baker Berman & Company $18,365 and $0, respectively, for audit related fees. Audit related fees are for services related to our registration statement on Form S-1.

All Other Fees.

For the years ended December 31, 2010 and 2009, we paid Rosenberg Rich Baker Berman & Company $0 and $0, respectively, for all other services.

The board of directors on an annual basis reviews audit and non-audit services performed by the independent registered public accounting firm. All audit and non-audit services are pre-approved by the board of directors, which considers, among other things, the possible effect of the performance of such services on the auditors' independence. The board of directors has considered the role of Rosenberg Rich Baker Berman & Company in providing services to us for the fiscal year ended December 31, 2010 and has concluded that such services are compatible with Rosenberg Rich Baker Berman & Company’s independence as the Company's  independent registered public accounting firm..

PART IV

Item 15.	Exhibits and Financial Statement Schedules.

The following documents are filed as a part of this report or incorporated herein by reference:

(1)	Our 2010 Consolidated Financial Statements are listed on page F-1 of this Annual Report.
(2)	Financial Statement Schedules required schedules included within our 2010 Consolidated Financial Statements

None

(3)	Exhibits:

 The following documents are included as exhibits to this Annual Report:

Exhibit Number	Description
3.1.	Articles of Incorporation of the Registrant (filed as exhibit to S-1 (File No. 333-164517) filed on January 26, 2010 and incorporated herein by reference)
3.2	Certificate of Amendment to Articles of Incorporation (filed as exhibit to 8-K (File No. 333-171789) filed on February 14, 2011 and incorporated herein by reference)
3.3	Certificate of Amendment to Articles of Incorporation (filed as exhibit to 8-K (File No. 333-171789) filed on March 29, 2011 and incorporated herein by reference)
3.4	Bylaws of the Registrant (filed as exhibit to S-1 (File No. 333-164517) filed on January 26, 2010 and incorporated herein by reference)
4.1	Specimen common stock certificate (filed as exhibit to S-1 (File No. 333-164517) filed on January 26, 2010 and incorporated herein by reference)
4.2	Promissory Note dated July 30, 2007 (filed as exhibit to S-1 (File No. 333-164517) filed on January 26, 2010 and incorporated herein by reference)
4.3	Promissory Note dated September 28, 2007 (filed as exhibit to S-1 (File No. 333-164517) filed on January 26, 2010 and incorporated herein by reference)
4.4	Warrant issued September 28, 2007 (filed as exhibit to S-1 (File No. 333-164517) filed on January 26, 2010 and incorporated herein by reference)
4.5	Promissory Note dated October 22, 2007 (filed as exhibit to S-1 (File No. 333-164517) filed on January 26, 2010 and incorporated herein by reference)
4.6	Promissory Note dated October 30, 2007 (filed as exhibit to S-1 (File No. 333-164517) filed on January 26, 2010 and incorporated herein by reference)
4.7	Promissory Note dated April 1, 2008 (filed as exhibit to S-1 (File No. 333-164517) filed on January 26, 2010 and incorporated herein by reference)
4.8	Reserved

4.9	Form of Convertible Note relating to the 2007 Notes Private Placement (filed as exhibit to S-1 (File No. 333-164517) filed on January 26, 2010 and incorporated herein by reference)
4.10	Form of Warrant Agreement relating to the 2007 Notes Private Placement (filed as exhibit to S-1 (File No. 333-164517) filed on January 26, 2010 and incorporated herein by reference)
4.11	8% Convertible Redeemable Debenture issued July 3, 2008 (filed as exhibit to Amendment No. 1 to S-1 (File No. 333-164517) filed on May 10, 2010 and incorporated herein by reference)
4.12	8% Convertible Redeemable Debenture issued September 29, 2008 (filed as exhibit to S-1 (File No. 333-164517) filed on January 26, 2010 and incorporated herein by reference)
4.13	Securities Sale Agreement dated September 29, 2008 (filed as exhibit to S-1 (File No. 333-164517) filed on January 26, 2010 and incorporated herein by reference)
4.14	8% Convertible Redeemable Debenture issued October 10, 2008 (filed as exhibit to S-1 (File No. 333-164517) filed on January 26, 2010 and incorporated herein by reference)
4.15	8% Convertible Redeemable Debenture issued October 24, 2008 (filed as exhibit to S-1 (File No. 333-164517) filed on January 26, 2010 and incorporated herein by reference)
4.16	Amended And Restated 8% Convertible Redeemable Debenture issued November 7, 2008 (filed as exhibit to S-1 (File No. 333-164517) filed on January 26, 2010 and incorporated herein by reference)
4.17	8% Convertible Redeemable Debenture issued March 17, 2008 (filed as exhibit to S-1 (File No. 333-164517) filed on January 26, 2010 and incorporated herein by reference)
4.18	Form of Director Note (filed as exhibit to S-1 (File No. 333-164517) filed on January 26, 2010 and incorporated herein by reference)
10.1
Employment Agreement and Compensation Package for Christopher F. Tirotta, dated September 4, 2007 (filed as exhibit to S-1 (File No. 333-164517) filed on January 26, 2010 and incorporated herein by reference)

10.2
Consulting Services Agreement dated January 12, 2008, by and between the Registrant and Teresa McWilliams (filed as exhibit to S-1 (File No. 333-164517) filed on January 26, 2010 and incorporated herein by reference)

10.3	2006 Stock Option Plan (filed as exhibit to S-1 (File No. 333-164517) filed on January 26, 2010 and incorporated herein by reference)
10.4
Escrow Agreement dated as of July 3, 2008 by and between the Registrant and The Tripod Group, LLC, relating to the Convertible Debentures issued on March 17, 2008 and July 3, 2008 (filed as exhibit to S-1 (File No. 333-164517) filed on January 26, 2010 and incorporated herein by reference)

10.5
Escrow Agreement dated as of September 29, 2008 by and between the Registrant and Blaydon Capital LLC, relating to the debenture issued on the same date (filed as exhibit to S-1 (File No. 333-164517) filed on January 26, 2010 and incorporated herein by reference)

10.6
Escrow Agreement dated as of October 24, 2008 by and Between the Registrant and Blaydon Capital LLC, relating to the debenture issued on the same date (filed as exhibit to S-1 (File No. 333-164517) filed on January 26, 2010 and incorporated herein by reference)

10.7
Escrow Agreement dated as of November 7, 2008 by and Between the Registrant and Blaydon Capital LLC, relating to the debenture issued on the same date (filed as exhibit to S-1 (File No. 333-164517) filed on January 26, 2010 and incorporated herein by reference)

10.8
Management Agreement between Kidz-Med, Inc. and Greenwood Group LLC dated September 1, 2006 (filed as exhibit to S-1 (File No. 333-164517) filed on January 26, 2010 and incorporated herein by reference)

10.9	Distributor Agreement between Insight Medical Ltd and Kidz-Med Inc. (filed as exhibit to S-1 (File No. 333-164517) filed on January 26, 2010 and incorporated herein by reference)
10.10
Exclusive Distribution Agreement between Kidz-Med Inc. and Blue Dot Properties 557 (PTY) Ltd. (filed as exhibit to S-1 (File No. 333-164517) filed on January 26, 2010 and incorporated herein by reference)

10.11
International Distribution Agreement entered between Kidz-Med, Inc. and TecnimedSrl dated January 2006 (filed as exhibit to S-1 (File No. 333-164517) filed on January 26, 2010 and incorporated herein by reference)

10.12
International Distribution Agreement entered between Kidz-Med, Inc. and TecnimedSrl dated August 27, 2007 (filed as exhibit to S-1 (File No. 333-164517) filed on January 26, 2010 and incorporated herein by reference)

10.13
International Distribution Agreement entered between Kidz-Med, Inc. and TecnimedSrl dated March 31, 2008 (filed as exhibit to Amendment No.1 to S-1 (File No. 333-164517) filed on May 10, 2010 and incorporated herein by reference)

10.14
Addendum to International Distribution Agreement entered between Kidz-Med, Inc. and TecnimedSrl dated March 31, 2008 (filed as exhibit to S-1 (File No. 333-164517) filed on January 26, 2010 and incorporated herein by reference)

10.15
Letter agreement, dated August 7, 2009, between the Company and Knightsbridge Advisers, LLC (filed as exhibit to Amendment No. 1 to S-1 (File No. 333-164517) filed on May 10, 2010 and incorporated herein by reference)

10.16	Project Agreement, dated October 5, 2007, between the Company and Future Now, Inc. (filed as exhibit to S-1 (File No. 333-164517) filed on January 26, 2010 and incorporated herein by reference)
10.17
Media Production and Placement Services Agreement, dated April 16, 2008, between the Company and Media4Equity LLC (filed as exhibit to S-1 (File No. 333-164517) filed on January 26, 2010 and incorporated herein by reference)

10.18
Letter agreement, dated February 12, 2008, between the Company and The Kauderer Group, Inc. (filed as exhibit to S-1 (File No. 333-164517) filed on January 26, 2010 and incorporated herein by reference)

10.19
Proposal/Memorandum of Understanding, dated April 26, 2007, between the Company and Global Media Fund, Inc. (filed as exhibit to S-1 (File No. 333-164517) filed on January 26, 2010 and incorporated herein by reference)

10.20	Reserved.
10.21
Letter agreement, dated June 25, 2007, between the Company and Elizabeth Bayles Associates (filed as exhibit to S-1 (File No. 333-164517) filed on January 26, 2010 and incorporated herein by reference)

10.22
Letter agreement, dated September 11, 2007, between the Company and Elizabeth Bayles Associates (filed as exhibit to S-1 (File No. 333-164517) filed on January 26, 2010 and incorporated herein by reference)

10.23
Letter agreement, dated September 10, 2007, between the Company and Eileen Wilkinson (filed as exhibit to Amendment No. 1 to S-1 (File No. 333-164517) filed on May 10, 2010 and incorporated herein by reference)

10.24
Letter agreement, dated August 27, 2007, between the Company and Christian Zechner Associates, Inc. (filed as exhibit to S-1 (File No. 333-164517) filed on January 26, 2010 and incorporated herein by reference)

10.25
Letter agreement, dated October 31, 2008, between the Company and Independent Services International (filed as exhibit to Amendment No. 2 to S-1 (File No. 333-164517) filed on July 6, 2010 and incorporated herein by reference)

10.26
Letter agreement, dated May 31, 2008, between the Company and Independent Services International (filed as exhibit to S-1 (File No. 333-164517) filed on January 26, 2010 and incorporated herein by reference)

10.27	Promissory Note, dated October 22, 2007, issued to Gols Associates, Inc. (filed as exhibit to Amendment No. 1 to S-1 (File No. 333-164517) filed on May 10, 2010 and incorporated herein by reference)
10.28
Common Stock Purchase Warrant, dated October 22, 2007, issued to Gols Associates, Inc. (filed as exhibit to Amendment No. 1 to S-1 (File No. 333-164517) filed on May 10, 2010 and incorporated herein by reference)

10.29
Stock Pledge Agreement, dated October 22, 2007, between the Company and Gols Associates, Inc. (filed as exhibit to Amendment No. 1 to S-1 (File No. 333-164517) filed on May 10, 2010 and incorporated herein by reference)

10.30
Letter Agreement, dated August 4, 2009, between the Company and Knightsbridge Advisors, LLC (filed as exhibit to Amendment No. 1 to S-1 (File No. 333-164517) filed on May 10, 2010 and incorporated herein by reference)

10.31
Project Agreement, dated October 5, 2007, between the Company and Future Now, Inc. (filed as exhibit to Amendment No. 1 to S-1 (File No. 333-164517) filed on May 10, 2010 and incorporated herein by reference)

10.32
Revolving Line of Credit Agreement, dated February 25, 2008, between the Company and Future Now, Inc. (filed as exhibit to Amendment No. 1 to S-1 (File No. 333-164517) filed on May 10, 2010 and incorporated herein by reference)

10.33
Services Agreement, dated March 10, 2008, between the Company and AudioStocks, Inc. (filed as exhibit to Amendment No. 1 to S-1 (File No. 333-164517) filed on May 10, 2010 and incorporated herein by reference)

10.34
Common Stock Purchase Warrant, dated June 9, 2009, issued to AudioStock.com (filed as exhibit to Amendment No. 1 to S-1 (File No. 333-164517) filed on May 10, 2010 and incorporated herein by reference)

10.35
Services Agreement, dated June 1, 2009, between the Company and Ronald Garner (filed as exhibit to Amendment No. 1 to S-1 (File No. 333-164517) filed on May 10, 2010 and incorporated herein by reference)

10.36
Service Agreement, dated December 7, 2006, between the Company and ROI Group Associates, Inc. (filed as exhibit to Amendment No. 1 to S-1 (File No. 333-164517) filed on May 10, 2010 and incorporated herein by reference)

10.37
Common Stock Purchase Warrant, dated December 7, 2006, issued to ROI Group Associates, Inc. (filed as exhibit to Amendment No. 1 to S-1 (File No. 333-164517) filed on May 10, 2010 and incorporated herein by reference)

10.38
Letter Agreement, dated August 30, 2007, between the Company and ROI Group Associates, Inc. (filed as exhibit to Amendment No. 1 to S-1 (File No. 333-164517) filed on May 10, 2010 and incorporated herein by reference)

10.39
Letter Agreement, dated October 31, 2008, between the Company and Independent Investment Services International (filed as exhibit to Amendment No. 1 to S-1 (File No. 333-164517) filed on May 10, 2010 and incorporated herein by reference)

10.40
Independent Consulting Agreement, dated April 8, 2008, between the Company and Joseph I. Emas (filed as exhibit to Amendment No. 1 to S-1 (File No. 333-164517) filed on May 10, 2010 and incorporated herein by reference)

10.41
Letter Agreement, dated January 1, 2009, between the Company and Joseph I. Emas (filed as exhibit to Amendment No. 1 to S-1 (File No. 333-164517) filed on May 10, 2010 and incorporated herein by reference)

10.42
Letter Agreement, dated April 1, 2006, between the Company and Joseph I. Emas (filed as exhibit to Amendment No. 1 to S-1 (File No. 333-164517) filed on May 10, 2010 and incorporated herein by reference)

10.43
Management Agreement, dated September 1, 2006, between the Company and Greenwood Group LLC (filed as exhibit to Amendment No. 1 to S-1 (File No. 333-164517) filed on May 10, 2010 and incorporated herein by reference)

10.44
Management Agreement, dated September 1, 2006 (as renegotiated and executed September 18, 2007), between the Company and Greenwood Group LLC (filed as exhibit to Amendment No. 1 to S-1 (File No. 333-164517) filed on May 10, 2010 and incorporated herein by reference)

10.45	Greenwood Group Addendum, dated April 7, 2008 (filed as exhibit to Amendment No. 1 to S-1 (File No. 333-164517) filed on May 10, 2010 and incorporated herein by reference)
10.46
Amendment, dated December 19, 2009, between the Company and Greenwood Group (filed as exhibit to Amendment No. 1 to S-1 (File No. 333-164517) filed on May 10, 2010 and incorporated herein by reference)

10.47
Consulting Agreement, dated December 2, 2009, between the Company and Compass Trade & Distribution dba Pointe Resources (filed as exhibit to Amendment No. 1 to S-1 (File No. 333-164517) filed on May 10, 2010 and incorporated herein by reference)

10.48
Subscription Agreement, dated December 2, 2009, between the Company and Granite Financial Group, LLC (filed as exhibit to Amendment No. 1 to S-1 (File No. 333-164517) filed on May 10, 2010 and incorporated herein by reference)

10.49
Letter Agreement, dated October 30, 2009, between the Company and Sichenzia Ross Friedman Ference LLP (filed as exhibit to Amendment No. 1 to S-1 (File No. 333-164517) filed on May 10, 2010 and incorporated herein by reference)

10.50
Letter of Engagement, dated July 19, 2009, between the Company and Concorde Capital (filed as exhibit to Amendment No. 1 to S-1 (File No. 333-164517) filed on May 10, 2010 and incorporated herein by reference)

10.51
Asset Purchase Agreement, dated September 10, 2009, between the Company and Safeguard Medical Technologies, LLC (filed as exhibit to Amendment No. 1 to S-1 (File No. 333-164517) filed on May 10, 2010 and incorporated herein by reference)

10.52
Employment Agreement, dated September 10, 2009, between the Company and Jason Roth (filed as exhibit to Amendment No. 1 to S-1 (File No. 333-164517) filed on May 10, 2010 and incorporated herein by reference)

10.53
Settlement Agreement, dated March 6, 2009, between the Company and TecnimedSlr (filed as exhibit to Amendment No. 1 to S-1 (File No. 333-164517) filed on May 10, 2010 and incorporated herein by reference)

10.54
Agreement of Grant Exclusive Rights, dated July 1, 2005, between the Company and Whistle Watch SA (PTY) LTD (filed as exhibit to Amendment No. 1 to S-1 (File No. 333-164517) filed on May 10, 2010 and incorporated herein by reference)

10.55
Revolving Line of Credit Agreement, dated February 25, 2008, between the Company Future Now, Inc. (filed as exhibit to Amendment No. 1 to S-1 (File No. 333-164517) filed on May 10, 2010 and incorporated herein by reference)

10.56	Form of Warrant Agreement for 2007 notes offerings (filed as exhibit to Amendment No. 1 to S-1 (File No. 333-164517) filed on May 10, 2010 and incorporated herein by reference)
10.57	Promissory Note, dated December 6, 2001 (assumed by Company) (filed as exhibit to Amendment No. 1 to S-1 (File No. 333-164517) filed on May 10, 2010 and incorporated herein by reference)
10.58	Form of Convertible Note for 2007 notes offerings (filed as exhibit to Amendment No. 1 to S-1 (File No. 333-164517) filed on May 10, 2010 and incorporated herein by reference)
10.59
Intellectual Property License Agreement, dated October 2, 2008, between ConcettaTirotta and the Company (filed as exhibit to Amendment No. 1 to S-1 (File No. 333-164517) filed on May 10, 2010 and incorporated herein by reference)

10.60
Stock Purchase Agreement, dated February 16, 2010, between the Company and Granite Financial Group, LLC (filed as exhibit to Amendment No. 1 to S-1 (File No. 333-164517) filed on May 10, 2010 and incorporated herein by reference)

10.61	Debenture, dated February 16, 2010, issued to Granite Financial Group, LLC (filed as exhibit to Amendment No. 1 to S-1 (File No. 333-164517) filed on May 10, 2010 and incorporated herein by reference)
10.62	Debenture, dated March 23, 2010, issued to Granite Financial Group, LLC (filed as exhibit to Amendment No. 1 to S-1 (File No. 333-164517) filed on May 10, 2010 and incorporated herein by reference)
10.63
Common Stock Warrant, dated February 16, 2010, issued to Granite Financial Group, LLC (filed as exhibit to Amendment No. 1 to S-1 (File No. 333-164517) filed on May 10, 2010 and incorporated herein by reference)

10.64
Common Stock Warrant, dated March 23, 2010, issued to Granite Financial Group, LLC (filed as exhibit to Amendment No. 1 to S-1 (File No. 333-164517) filed on May 10, 2010 and incorporated herein by reference)

10.65
Sourcing Agreement, dated August 1, 2009, between the Company and Alodote Pty Limited (filed as exhibit to Amendment No. 1 to S-1 (File No. 333-164517) filed on May 10, 2010 and incorporated herein by reference)

10.66
Stock Purchase Agreement, dated May 13, 2010, between the Company and the purchasers identified on the signature pages thereto (filed as exhibit to Amendment No. 2 to S-1 (File No. 333-164517) filed on July 6, 2010 and incorporated herein by reference)

10.67	Debenture, dated May 13, 2010, issued to Granite Financial Group, LLC (filed as exhibit to Amendment No. 2 to S-1 (File No. 333-164517) filed on July 6, 2010 and incorporated herein by reference)
10.68	Debenture, dated May 13, 2010, issued to Daniel Schreiber SEP IRA (filed as exhibit to Amendment No. 2 to S-1 (File No. 333-164517) filed on July 6, 2010 and incorporated herein by reference)
10.69	Common Stock Warrant, dated May 13, 2010, issued to Granite Financial Group, LLC, for 5,050,000 shares (previously filed)
10.70
Common Stock Warrant, dated May 13, 2010, issued to Daniel Schreiber SEP IRA (filed as exhibit to Amendment No. 2 to S-1 (File No. 333-164517) filed on July 6, 2010 and incorporated herein by reference)

10.71
Common Stock Warrant, dated May 13, 2010, issued to Granite Financial Group, for 20,000,000 shares (filed as exhibit to Amendment No. 2 to S-1 (File No. 333-164517) filed on July 6, 2010 and incorporated herein by reference)

10.72
Debenture, dated May 13, 2010, issued to Granite Financial Group, in principal amount of $400,000 (filed as exhibit to Amendment No. 2 to S-1 (File No. 333-164517) filed on July 6, 2010 and incorporated herein by reference)

10.73	Reserved.
10.74	Reserved.
10.75	Reserved.
10.76	Reserved.
10.77	Reserved.
10.78	Reserved.
10.79
Consulting Agreement, dated December 2, 2009, between the Company and Compass Trade & Distribution dba Pointe Resources (filed as exhibit to Amendment No. 2 to S-1 (File No. 333-164517) filed on July 6, 2010 and incorporated herein by reference)

10.80
Manufacturing Agreement, dated November 2009, between the Company and Huang Zhou JXB Electronic Company & Iesky Hong Kong Limited (filed as exhibit to Amendment No. 2 to S-1 (File No. 333-164517) filed on July 6, 2010 and incorporated herein by reference)

10.81	Brandmakers Worldwide Marketing Services Agreement, dated November 1, 2008 (filed as exhibit to Amendment No. 2 to S-1 (File No. 333-164517) filed on July 6, 2010 and incorporated herein by reference)

10.82	Brandmakers Worldwide Marketing Services Agreement, dated March 1, 2009 (filed as exhibit to Amendment No. 2 to S-1 (File No. 333-164517) filed on July 6, 2010 and incorporated herein by reference)
10.83	Brandmakers Worldwide Marketing Services Agreement, dated June 1, 2009 (filed as exhibit to Amendment No. 2 to S-1 (File No. 333-164517) filed on July 6, 2010 and incorporated herein by reference)
10.84
Brandmakers Worldwide Marketing Services Agreement, dated September 1, 2009 (filed as exhibit to Amendment No. 2 to S-1 (File No. 333-164517) filed on July 6, 2010 and incorporated herein by reference)

10.85	Brandmakers Worldwide Marketing Services Agreement, dated April 1, 2010 (filed as exhibit to Amendment No. 2 to S-1 (File No. 333-164517) filed on July 6, 2010 and incorporated herein by reference)
10.86	Warrant, dated December 11, 2009, issued to Conrad R. Huss (filed as exhibit to Amendment No. 2 to S-1 (File No. 333-164517) filed on July 6, 2010 and incorporated herein by reference)
10.87	Warrant, dated December 11, 2009, issued to Eloise Linda Carlsen (filed as exhibit to Amendment No. 2 to S-1 (File No. 333-164517) filed on July 6, 2010 and incorporated herein by reference)
10.88	Warrant, dated December 11, 2009, issued to Henry Howard, II (filed as exhibit to Amendment No. 2 to S-1 (File No. 333-164517) filed on July 6, 2010 and incorporated herein by reference)
10.89	Warrant, dated December 11, 2009, issued to Michael George (filed as exhibit to Amendment No. 2 to S-1 (File No. 333-164517) filed on July 6, 2010 and incorporated herein by reference)
10.90	Warrant, dated December 11, 2009, issued to Renee Reyes (filed as exhibit to Amendment No. 2 to S-1 (File No. 333-164517) filed on July 6, 2010 and incorporated herein by reference)
10.91	Warrant, dated December 11, 2009, issued to CFO Managed Fund LLC (filed as exhibit to Amendment No. 2 to S-1 (File No. 333-164517) filed on July 6, 2010 and incorporated herein by reference)
10.92
Warrant, dated December 11, 2009, issued to Southridge Investment Group LLC (filed as exhibit to Amendment No. 2 to S-1 (File No. 333-164517) filed on July 6, 2010 and incorporated herein by reference)

10.93
Letter Agreement, dated May 31, 2008 between the Company and Independent Investment Services International (filed as exhibit to Amendment No. 2 to S-1 (File No. 333-164517) filed on July 6, 2010 and incorporated herein by reference)

10.94
Letter Agreement, dated October 31, 2008 between the Company and Independent Investment Services International (filed as exhibit to Amendment No. 2 to S-1 (File No. 333-164517) filed on July 6, 2010 and incorporated herein by reference)

10.95
Exclusive Distribution Agreement, dated January 4, 2002, between the Company and Medel Group Spa (filed as exhibit to Amendment No. 2 to S-1 (File No. 333-164517) filed on July 6, 2010 and incorporated herein by reference)

10.96
Securities Purchase Agreement, dated July 13, 2010, between the Company and Lanktree Consulting Corp. (filed as exhibit to Amendment No. 3 to S-1 (File No. 333-164517) filed on August 13, 2010 and incorporated herein by reference)

10.97
Convertible Debenture, dated July 13, 2010, issued by the Company to Lanktree Consulting Corp. (filed as exhibit to Amendment No. 3 to S-1 (File No. 333-164517) filed on August 13, 2010 and incorporated herein by reference)

10.98
Stock Purchase Agreement, dated July 22, 2010, between the Company and Granite Financial Group, LLC (filed as exhibit to Amendment No. 3 to S-1 (File No. 333-164517) filed on August 13, 2010 and incorporated herein by reference)

10.99
12% Convertible Debenture, dated July 22, 2010, issued by the Company to Granite Financial Group, LLC (filed as exhibit to Amendment No. 3 to S-1 (File No. 333-164517) filed on August 13, 2010 and incorporated herein by reference)

10.100
Master Agreement, dated July 7, 2010, between the Company and Hartsko Financial Funding, LLC (filed as exhibit to Amendment No. 3 to S-1 (File No. 333-164517) filed on August 13, 2010 and incorporated herein by reference)

10.101
Validity Indemnification, dated July 9, 2010, between the Company and Hartsko Financial Funding, LLC (filed as exhibit to Amendment No. 3 to S-1 (File No. 333-164517) filed on August 13, 2010 and incorporated herein by reference)

10.102
Warehouse Agreement, dated July 7, 2010, between the Company, Clark Family Properties, LLC and Hartsko Financial Funding, LLC (filed as exhibit to Amendment No. 3 to S-1 (File No. 333-164517) filed on August 13, 2010 and incorporated herein by reference)

10.103
Letter agreement, dated July 9, 2010, between the Company, Hartsko Financial Funding, LLC and Charter Capital Holdings, LP (filed as exhibit to Amendment No. 3 to S-1 (File No. 333-164517) filed on August 13, 2010 and incorporated herein by reference)

10.104
Purchase and Sale Agreement/Security Agreement, dated July 21, 2010, between the Company and Charter Capital Holdings, LP (filed as exhibit to Amendment No. 3 to S-1 (File No. 333-164517) filed on August 13, 2010 and incorporated herein by reference)

10.105
Settlement Agreement and Release, dated as of January 28, 2010, among the Company, Shrink Nanotechnologies, Inc., and Christopher Tirotta (filed as exhibit to Amendment No. 5 to S-1 (File No. 333-164517) filed on October 14, 2010 and incorporated herein by reference)

10.106
Convertible Debenture, dated August 10, 2010, issued by the Company to Lanktree Consulting Corp. (filed as exhibit to Amendment No. 4 to S-1 (File No. 333-164517) filed on September 16, 2010 and incorporated herein by reference)

10.107
Promissory Note, dated June 24, 2010, issued to Lanktree Consulting Corporation (filed as exhibit to Amendment No. 4 to S-1 (File No. 333-164517) filed on September 16, 2010 and incorporated herein by reference)

10.108
Convertible Debenture, dated September 13, 2010, issued by the Company to Lanktree Consulting Corp. (filed as exhibit to Amendment No. 5 to S-1 (File No. 333-164517) filed on October 14, 2010 and incorporated herein by reference)

10.109
Release Agreement, dated December 31, 2009, between the Company and Gols Associates, Inc. (filed as exhibit to Amendment No. 5 to S-1 (File No. 333-164517) filed on October 14, 2010 and incorporated herein by reference)

10.110
Employment Agreement, dated March 1, 2010, between the Company and Marc Massoglia (filed as exhibit to Amendment No. 5 to S-1 (File No. 333-164517) filed on October 14, 2010 and incorporated herein by reference)

10.111
Amendment No. 1, dated September 22, 2010, to Securities Purchase Agreement, dated July 13, 2010, between the Company and Lanktree (filed as exhibit to Amendment No. 6 to S-1 (File No. 333-164517) filed on November 12, 2010 and incorporated herein by reference)

10.112
Amendment No. 2, dated October 13, 2010, to Securities Purchase Agreement, dated July 13, 2010, between the Company and Lanktree (filed as exhibit to Amendment No. 6 to S-1 (File No. 333-164517) filed on November 12, 2010 and incorporated herein by reference)

10.113
Convertible Debenture, dated October 13, 2010, issued by the Company to Lanktree Consulting Corp. (filed as exhibit to Amendment No. 6 to S-1 (File No. 333-164517) filed on November 12, 2010 and incorporated herein by reference)

10.114
Promissory Note, dated October 12, 2010, issued by the Company to Granite Financial Group (filed as exhibit to Amendment No. 6 to S-1 (File No. 333-164517) filed on November 12, 2010 and incorporated herein by reference)

10.115
Promissory Note, dated November 5, 2010, issued by the Company to Granite Financial Group (filed as exhibit to Amendment No. 6 to S-1 (File No. 333-164517) filed on November 12, 2010 and incorporated herein by reference)

10.116	Reserved.
10.117	Reserved.
10.118
Promissory Note, dated November 5, 2010, issued by the Company to Granite Financial Group, LLC (filed as exhibit to Amendment No. 7 to S-1 (File No. 333-164517) filed on December 8, 2010 and incorporated herein by reference)

10.119
Convertible Debenture, dated November 13, 2010, issued by the Company to Lanktree Consulting Corp. (filed as exhibit to Amendment No. 7 to S-1 (File No. 333-164517) filed on December 8, 2010 and incorporated herein by reference)

10.120
Securities Purchase Agreement, dated November 16, 2010, between the Company and Justin DiRezze (filed as exhibit to Amendment No. 7 to S-1 (File No. 333-164517) filed on December 8, 2010 and incorporated herein by reference)

10.121
Supply Agreement between Safeguard Manufacturing & Development and BayerSante (filed as exhibit to Amendment No. 8 to S-1 (File No. 333-164517) filed on December 30, 2010 and incorporated herein by reference)

10.122	Subscription Agreement between the Company and Michael Gangadeen (filed as exhibit to Amendment No. 8 to S-1 (File No. 333-164517) filed on December 30, 2010 and incorporated herein by reference)
10.123	Convertible Note issued to Michael Gangadeen (filed as exhibit to Amendment No. 8 to S-1 (File No. 333-164517) filed on December 30, 2010 and incorporated herein by reference)
10.124
Subscription Agreement between the Company and Michael M. George Pension Plan (filed as exhibit to Amendment No. 8 to S-1 (File No. 333-164517) filed on December 30, 2010 and incorporated herein by reference)

10.125	Convertible Note issued to Michael M. George (filed as exhibit to Amendment No. 8 to S-1 (File No. 333-164517) filed on December 30, 2010 and incorporated herein by reference)
10.126
Subscription Agreement between the Company and Schaffner Family Foundation (filed as exhibit to Amendment No. 8 to S-1 (File No. 333-164517) filed on December 30, 2010 and incorporated herein by reference)

10.127	Convertible Note issued to Schaffner Family Foundation (filed as exhibit to Amendment No. 8 to S-1 (File No. 333-164517) filed on December 30, 2010 and incorporated herein by reference)
10.128
Subscription Agreement between the Company and Trust U/W James T. Pyle F/B/O Ann F. Pyle (filed as exhibit to Amendment No. 8 to S-1 (File No. 333-164517) filed on December 30, 2010 and incorporated herein by reference)

10.129	Convertible Note issued to Trust U/W James T. Pyle F/B/O Ann F. Pyle (filed as exhibit to Amendment No. 8 to S-1 (File No. 333-164517) filed on December 30, 2010 and incorporated herein by reference)
10.130	Convertible Note issued to Allan Leung (filed as exhibit to Amendment No. 8 to S-1 (File No. 333-164517) filed on December 30, 2010 and incorporated herein by reference)
10.131	Subscription Agreement between the Company and Mark Miller (filed as exhibit to Amendment No. 8 to S-1 (File No. 333-164517) filed on December 30, 2010 and incorporated herein by reference)
10.132	Convertible Note issued to Mark Miller (filed as exhibit to Amendment No. 8 to S-1 (File No. 333-164517) filed on December 30, 2010 and incorporated herein by reference)
10.133	Subscription Agreement between the Company and Michael Pisani (filed as exhibit to Amendment No. 8 to S-1 (File No. 333-164517) filed on December 30, 2010 and incorporated herein by reference)
10.134	Convertible Note issued to Michael Pisani (filed as exhibit to Amendment No. 8 to S-1 (File No. 333-164517) filed on December 30, 2010 and incorporated herein by reference)
10.135	Subscription Agreement between the Company and Martha Taylor (filed as exhibit to Amendment No. 8 to S-1 (File No. 333-164517) filed on December 30, 2010 and incorporated herein by reference)
10.136	Convertible Note issued to Martha Taylor (filed as exhibit to Amendment No. 8 to S-1 (File No. 333-164517) filed on December 30, 2010 and incorporated herein by reference)
10.137	Subscription Agreement between the Company and Felix Reznick (filed as exhibit to Amendment No. 8 to S-1 (File No. 333-164517) filed on December 30, 2010 and incorporated herein by reference)
10.138	Convertible Note issued to Felix Reznick (filed as exhibit to Amendment No. 8 to S-1 (File No. 333-164517) filed on December 30, 2010 and incorporated herein by reference)
10.139	Subscription Agreement between the Company and Omrani& Taub, P.C. (filed as exhibit to Amendment No. 8 to S-1 (File No. 333-164517) filed on December 30, 2010 and incorporated herein by reference)
10.140	Convertible Note issued to Taub & Omrani (filed as exhibit to Amendment No. 8 to S-1 (File No. 333-164517) filed on December 30, 2010 and incorporated herein by reference)
10.141	Subscription Agreement between the Company and Andrew Goldin (filed as exhibit to Amendment No. 8 to S-1 (File No. 333-164517) filed on December 30, 2010 and incorporated herein by reference)
10.142	Convertible Note issued to Andrew Goldin (filed as exhibit to Amendment No. 8 to S-1 (File No. 333-164517) filed on December 30, 2010 and incorporated herein by reference)
10.143	Subscription Agreement between the Company and David Goldin (filed as exhibit to Amendment No. 8 to S-1 (File No. 333-164517) filed on December 30, 2010 and incorporated herein by reference)

10.144	Convertible Note issued to David Goldin (filed as exhibit to Amendment No. 8 to S-1 (File No. 333-164517) filed on December 30, 2010 and incorporated herein by reference)
10.145	Subscription Agreement between the Company and Mira and Alex Goldin (filed as exhibit to Amendment No. 8 to S-1 (File No. 333-164517) filed on December 30, 2010 and incorporated herein by reference)
10.146	Convertible Note issued to Mira and Alex Goldin (filed as exhibit to Amendment No. 8 to S-1 (File No. 333-164517) filed on December 30, 2010 and incorporated herein by reference)
10.147	Subscription Agreement between the Company and Adina Schecter (filed as exhibit to Amendment No. 8 to S-1 (File No. 333-164517) filed on December 30, 2010 and incorporated herein by reference)
10.148	Convertible Note issued to Adina Schecter (filed as exhibit to Amendment No. 8 to S-1 (File No. 333-164517) filed on December 30, 2010 and incorporated herein by reference)
10.149
Subscription Agreement between the Company and Boris and Svetlana Reznick (filed as exhibit to Amendment No. 8 to S-1 (File No. 333-164517) filed on December 30, 2010 and incorporated herein by reference)

10.150	Convertible Note issued to Boris and Svetlana Reznick (filed as exhibit to Amendment No. 8 to S-1 (File No. 333-164517) filed on December 30, 2010 and incorporated herein by reference)
10.151	Subscription Agreement between the Company and John Madril (filed as exhibit to Amendment No. 8 to S-1 (File No. 333-164517) filed on December 30, 2010 and incorporated herein by reference)
10.152	Convertible Note issued to John Madril (filed as exhibit to Amendment No. 8 to S-1 (File No. 333-164517) filed on December 30, 2010 and incorporated herein by reference)
10.153	Subscription Agreement between the Company and Leonard Ludwig (filed as exhibit to Amendment No. 8 to S-1 (File No. 333-164517) filed on December 30, 2010 and incorporated herein by reference)
10.154	Convertible Note issued to Leonard Ludwig (filed as exhibit to Amendment No. 8 to S-1 (File No. 333-164517) filed on December 30, 2010 and incorporated herein by reference)
10.155	Subscription Agreement between the Company and ParvineSadeghi (filed as exhibit to Amendment No. 8 to S-1 (File No. 333-164517) filed on December 30, 2010 and incorporated herein by reference)
10.156	Convertible Note issued to ParvineSadeghi (filed as exhibit to Amendment No. 8 to S-1 (File No. 333-164517) filed on December 30, 2010 and incorporated herein by reference)
10.157	Subscription Agreement between the Company and Hal Howard (filed as exhibit to Amendment No. 8 to S-1 (File No. 333-164517) filed on December 30, 2010 and incorporated herein by reference)
10.158	Convertible Note issued to Hal Howard (filed as exhibit to Amendment No. 8 to S-1 (File No. 333-164517) filed on December 30, 2010 and incorporated herein by reference)
10.160	American Scientific Resources 2011 Incentive Stock Plan (filed as exhibit to S-8 (File No. 333-171789) filed on January 20, 2011 and incorporated herein by reference)
10.161
Letter agreement, dated February 7, 2011, between the Company and Granite Financial Group, LLC (filed as exhibit to 8-K (File No. 333-171789) filed on February 1, 2011 and incorporated herein by reference)

10.162
Equity Purchase Agreement, dated February 3, 2011, between the Company and Southridge Partners II, LP (filed as exhibit to 8-K (File No. 333-171789) filed on February 1, 2011 and incorporated herein by reference)

10.163
Registration Rights Agreement, dated February 3, 2011, between the Company and Southridge Partners II, LP filed as exhibit to 8-K (File No. 333-171789) filed on February 1, 2011 and incorporated herein by reference)

10.164	Warrant, dated February 3, 2011, issued by the Company to Southridge Partners II, LP (filed as exhibit to 8-K (File No. 333-171789) filed on February 1, 2011 and incorporated herein by reference)
10.165
Securities Purchase Agreement, dated as of March 24, 2011, between the Company and Daniel Schreiber SEP IRA (filed as exhibit to 8-K (File No. 333-171789) filed on March 29, 2011 and incorporated herein by reference)

10.166	Common Stock Warrant, dated March 24, 2011, issued to Daniel Schreiber SEP IRA (filed as exhibit to 8-K (File No. 333-171789) filed on March 29, 2011 and incorporated herein by reference)
10.167
Promissory Note Extension Agreement, effective as of December 24, 2010, between the Company and Lanktree Consulting Corporation (filed as exhibit to 8-K (File No. 333-171789) filed on March 29, 2011 and incorporated herein by reference)

10.168
Promissory Note Extension Agreement, effective as of January 1, 2011, between the Company and Lanktree Consulting Corporation (filed as exhibit to 8-K (File No. 333-171789) filed on March 29, 2011 and incorporated herein by reference)

10.169	Promissory Note, dated February 25, 2011, issued to Lanktree Consulting Corporation (filed as exhibit to 8-K (File No. 333-171789) filed on March 29, 2011 and incorporated herein by reference)
21.1	List of subsidiaries (filed as exhibit to S-1 (File No. 333-164517) filed on January 26, 2010 and incorporated herein by reference)
23.1	Consent of Rosenberg, Rich Baker Berman & Co.
31	Certification of principal executive officer and principal financial officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32	Certification of principal executive officer and principal financial officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
99.1
Assignment of Contract, between Safeguard Manufacturing & Development and Safeguard Medical Technologies, LLC (filed as exhibit to Amendment No. 8 to S-1 (File No. 333-164517) filed on December 30, 2010 and incorporated herein by reference)

 SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

AMERICAN SCIENTIFIC RESOURCES, INCORPORATED
A Nevada corporation

By:	/s/ Christopher F. Tirotta
Christopher F. Tirotta
Its:	Chief Executive Officer
(Principal Executive Officer, Principal Financial Officer and Principal Accounting Officer)

Date: April 14, 2011

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

/s/ Christopher F. Tirotta	April 14, 2011
Dr. Christopher F. Tirotta
Chief Executive Officer
(Principal Executive Officer, Principal
Financial and Accounting Officer )

/s/ Thomas W. Materna	April 14, 2011
Dr. Thomas W. Materna
Director

/s/ Jason Roth	April 14, 2011
Jason Roth
Director

/s/ Feliz Reznick	April 14, 2011
Felix Reznick
Director

AMERICAN SCIENTIFIC RESOURCES, INCORPORATED

CONSOLIDATED FINANCIAL STATEMENTS

As of and for the Years Ended December 31, 2010 and 2009

AMERICAN SCIENTIFIC RESOURCES, INCORPORATED
CONSOLIDATED FINANCIAL STATEMENTS
As of and for the Years Ended December 31, 2010 and 2009

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and
Stockholders of American Scientific Resources, Inc.

We have audited the accompanying consolidated balance sheets of American Scientific Resources, Inc. as of December 31, 2010 and 2009, and the related consolidated statements of operations, stockholders’ deficit and cash flows for the years ended December 31, 2010 and 2009. American Scientific Resource, Inc.’s management is responsible for these financial statements.  Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement.  The company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting.  Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the company’s internal control over financial reporting.  Accordingly, we express no such opinion.  An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of American Scientific Resource, Inc as of December 31, 2010 and 2009, and the results of its operations and its cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern.  As discussed in Note 2 to the financial statements, the Company has suffered recurring losses, its current liabilities exceed its current assets and it is in default with certain of its obligations.  This raises substantial doubt about the Company’s ability to continue as a going concern.  Management’s plan in regard to these matters is also described in Note 2.  The financial statements do not include any adjustment that might result from the outcome of this uncertainty.

/s/  Rosenberg Rich Baker Berman & Company

Somerset, New Jersey
April 13, 2011

AMERICAN SCIENTIFIC RESOURCES, INCORPORATED
CONSOLIDATED BALANCE SHEETS
As of December 31, 2010 and 2009

	2010	2009
ASSETS
Current Assets:
Cash	$15,924	$11,357
Accounts receivable, net	81,500	61,963
Inventory, net	201,010	520,339
Inventory purchase deposits	86,700	53,800
Prepaid expenses and other current assets	26,184	20,316
Total current assets	411,318	667,775
Fixed assets, net	17,656	4,517
Patent, net	639,138	2,599,578
Total Assets	$1,068,112	$3,271,870

LIABILITIES AND SHAREHOLDERS' DEFICIT
Current Liabilities:
Accounts payable and accrued expenses	$1,041,487	$499,071
Accrued interest payable	618,340	588,932
Promissory notes payable, net of discount	599,062	828,320
Related party advances and notes payable	159,430	161,221
Other current liability	350,000	350,000
Obligation to issue common stock	70,000	143,000
Derivative liability resulting from commitments to issue common shares in excess of amount authorized	125,377	-
Derivative instruments	993,146	24,124
Convertible promissory notes, net of discounts	1,604,000	905,000
Total current liabilities	5,560,842	3,499,668
Contingent note payable from patent purchase, net of discount	965,543	821,336
Convertible promissory notes, net of discounts	227,372	-
Liability for contingent compensation	43,519	10,186
Total liabilities	6,797,276	4,331,190
Commitments and contingencies	-	-
Shareholders' deficit:
Series A preferred stock, $.0001 par value; 500,000 shares authorized at December 31, 2010 and 2009; none outstanding	-	-
Series B convertible preferred stock, $.0001 par value; 500,000 shares authorized at December 31, 2010 and 2009; none outstanding	-	-
Common stock, $.0001 par value; 2,500,000,000 shares authorized; 2,145,232,679 and 1,893,340,600 shares issued and outstanding at December 31, 2010 and 2009, respectively (after the February 11, 2011, increase of common shares authorized and the March 21, 2011, 200-to-1 reverse stock split, the pro forma common shares authorized is 5,000,000,000 of which 10,726,163 shares were deemed issued and outstanding at December 31, 2010)	214,524	189,334
Additional paid-in capital	21,128,703	18,782,970
Accumulated deficit	(27,072,391)	(20,031,624)
Total shareholders' deficit	(5,729,164)	(1,059,320)
Total liabilities and shareholders' deficit	$1,068,112	$3,271,870

See accompanying Notes to Consolidated Financial Statements.

AMERICAN SCIENTIFIC RESOURCES, INCORPORATED
CONSOLIDATED STATEMENTS OF OPERATIONS
For the Years Ended December 31, 2010 and 2009

	2010	2009

Product sales, net	$862,369	$734,495
Cost of goods sold	(497,954)	(368,524)
Inventory adjustment	(256,948)	(58,773)
Gross profit	107,467	307,198

Patent impairment charge	(1,749,664)	-
Operating, sales and administrative expenses	(3,294,930)	(2,094,303)

Net loss from operations	(4,937,127)	(1,787,105)

Other income (expense):
Interest expense	(2,195,151)	(656,450)
Change in fair value of derivative instruments	1,709,029	(13,600)
(Gain) loss on settlement of debt	(478,262)	105,684
Beneficial conversion features	(606,400)	-
Charge resulting from triggered anti-dilution provisions within financial instruments	(482,866)	-
Other expenses	(49,990)	(88,380)
Total other income (expense)	(2,103,640)	(652,746)

Net loss	(7,040,767)	(2,439,851)

Deemed dividend on Series B Preferred Stock	-	(985,000)

Net loss applicable to common shareholders	$(7,040,767)	$(3,424,851)

Weighted average number of common shares outstanding, basic and diluted	1,970,541,961	1,208,492,443

Basic and diluted net loss per common share	$(0.00)	$(0.00)

Unaudited pro forma share and per share information on a post-split basis:

Pro forma weighted average number of common shares outstanding, basic and diluted	9,852,710	6,042,462

Pro forma basic and diluted net loss per common share	$(0.71)	$(0.57)

See accompanying Notes to Consolidated Financial Statements.

AMERICAN SCIENTIFIC RESOURCES, INCORPORATED
CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ DEFICIT
For the Years Ended December 31, 2010 and 2009

	Series B Preferred Stock		Common Stock		Additional Paid-in	Accumulated
	Shares	Amount	Shares	Amount	Capital	Deficit	Total

Balance at December 31, 2008	-	$-	333,783,072	$33,378	$13,821,132	$(16,606,773)	$(2,752,263)

Issuance of Series B Preferred Stock	500,000	50	-	-	274,950	-	275,000

Common stock issued for cash, net of cash fees	-	-	714,673,394	71,467	994,533	-	1,066,000

Common stock issued for services related to sale of common stock	-	-	17,000,000	1,700	(1,700)	-	-

Equity awarded for compensation and contingent compensation	-	-	87,500,000	8,750	173,650	-	182,400

Common stock and warrants issued for services	-	-	31,900,000	3,190	287,010	-	290,200

Common stock issued for the conversion of debt	-	-	246,859,885	24,686	133,064	-	157,750

Common stock issued for the payment of interest	-	-	161,874,249	16,187	270,257	-	286,444

Common stock issued for acquisition of patent	-	-	250,000,000	25,000	1,850,000	-	1,875,000

Common stock issued for conversion of Series B Preferred Stock	(500,000)	(50)	50,000,000	5,000	(4,950)	-	-

Deemed dividend upon issuance of Series B Preferred Stock	-	-	-	-	985,000	(985,000)	-

Common stock cancelled	-	-	(250,000)	(25)	25	-	-

Net loss	-	-	-	-	-	(2,439,851)	(2,439,851)

Balance at December 31, 2009	-	-	1,893,340,600	189,334	18,782,970	(20,031,624)	(1,059,320)

(Continued on next page)

AMERICAN SCIENTIFIC RESOURCES, INCORPORATED
CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ DEFICIT
For the Years Ended December 31, 2010 and 2009

(Continued from previous page)

	Series B Preferred Stock		Common Stock		Additional Paid-in	Accumulated
	Shares	Amount	Shares	Amount	Capital	Deficit	Total

Balance at December 31, 2009	-	-	1,893,340,600	189,334	18,782,970	(20,031,624)	(1,059,320)

Cancellation of common stock upon issuance of convertible notes	-	-	(33,333,333)	(3,333)	(196,667)	-	(200,000)

Conversion of convertible debentures and accrued interest into common stock	-	-	52,302,696	5,230	228,320	-	233,550

Common stock issued for cash, net of fees	-	-	27,686,567	2,769	125,431	-	128,200

Common stock issued in settlement of debt obligation	-	-	63,013,452	6,301	453,697	-	459,998

Common stock issued in conjunction with debt issuances	-	-	37,000,000	3,700	140,263	-	143,963

Warrants recorded as contingent compensation	-	-	-	-	253,308	-	253,308

Reclassification of contracts to derivative liabilities due to commitment to issue shares in excess of amount authorized	-	-	-	-	(356,806)	-	(356,806)

Beneficial conversion features	-	-	-	-	606,400	-	606,400

Cancellation of warrants and issuance of common stock in accordance with litigation settlement	-	-	8,000,000	800	67,200	-	68,000

Common stock issued to directors as compensation	-	-	40,000,000	4,000	396,000	-	400,000

Common stock issued to employees as compensation and for reimbursable expenses	-	-	15,201,048	1,520	176,480	-	178,000

Common stock and warrants issued for services	-	-	42,021,649	4,203	452,107	-	456,310

Net loss	-	-	-	-	-	(7,040,767)	(7,040,767)

Balance at December 31, 2010	-	$-	2,145,232,679	$214,524	$21,128,703	$(27,072,391)	$(5,729,164)

After the March 21, 2011, 200-to-1 reverse stock split:

Pro forma balance at December 31, 2010			10,726,163

See accompanying Notes to Consolidated Financial Statements.

AMERICAN SCIENTIFIC RESOURCES, INCORPORATED
CONSOLIDATED STATEMENTS OF CASH FLOWS
For the Years Ended December 31, 2010 and 2009

	2010	2009
Cash flow from operating activities:
Net loss	$(7,040,767)	$(2,439,851)
Adjustments to reconcile net loss to net cash used in operating activities:
Amortization of contingent note payable and note discounts	468,157	44,064
Depreciation and patent amortization	214,051	52,694
Patent impairment charge	1,749,664	-
Allowance for doubtful accounts	(26,724)	-
Reserve for inventory	185,938	58,773
(Gain) loss on settlement of debt	478,262	(105,684)
Loss on settlements from litigation	-	82,000
Beneficial conversion features granted	606,400	-
Change in fair value of derivative instruments	(1,709,029)	23,575
Incremental derivative liabilities	1,796,622	-
Common stock and warrants issued for interest	-	286,444
Common stock issued for new debt	45,000	-
Stock based compensation	1,287,618	542,600
Contingent compensation payable	33,333	10,186
Changes in operating assets and liabilities:
Accounts receivable	7,187	135,507
Inventory and inventory deposit	100,491	151,366
Deferred compensation	-	329,974
Prepaid expenses and other assets	(5,868)	10,525
Accounts payable and accrued expenses	545,625	(215,895)
Accrued interest payable	367,694	85,334
Net cash used in operating activities	(896,346)	(948,388)

Cash flow used in investing activities:
Purchase of fixed assets	(16,414)	(4,517)
Net cash used in investing activities	(16,414)	(4,517)

(Continued on next page)

AMERICAN SCIENTIFIC RESOURCES, INCORPORATED
CONSOLIDATED STATEMENTS OF CASH FLOWS
For the Years Ended December 31, 2010 and 2009

(Continued from previous page)

	2010	2009
Cash flow from financing activities:
Proceeds from promissory notes payable	152,000	-
Payments on promissory notes payable	(142,873)	(83,871)
Proceeds from related party advances and notes payable	6,000	5,000
Payment on related party notes payable	(11,000)	(36,000)
Proceeds from convertible promissory notes	790,000	-
Obligation to issue common stock	(5,000)	5,000
Proceeds from issuance of common stock	128,200	1,066,000
Net cash provided by financing activities	917,327	956,129

Net increase in cash	4,567	3,224
Cash and cash equivalents at beginning of period	11,357	8,133
Cash and cash equivalents at end of period	$15,924	$11,357

Supplemental disclosures:
Cash paid for interest	$9,771	$6,566
Cash paid for income taxes	$-	$-
Non-cash financing activities:
Common stock issued upon cancellation of warrants	$68,000	$-
Preferred and common stock issued in settlement of debt	$-	$432,750
Conversion of debt and interest to other current liability	$-	$350,000
Conversion of convertible debentures to common stock	$225,000	$-
Common stock issued for interest	$8,550	$-
Common stock issued for Disintegrator patent	$-	$18,750,000
Contingent note assumed for patent purchased, net of discount	$-	$777,272
Deemed dividend from Series B Preferred Stock	$-	$985,000
Cancellation of shares upon issuance of convertible notes	$(200,000)	$-

See accompanying Notes to Consolidated Financial Statements.

AMERICAN SCIENTIFIC RESOURCES, INCORPORATED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2010

1.  ORGANIZATION

American Scientific Resources, Incorporated, a Nevada corporation (“ASRI”, together with its wholly-owned subsidiary, Kidz-Med, Inc., the “Company”), develops, manufactures, assembles, markets and distributes medical products sourced from around the globe.  The Company distributes a leading line of medical and medicine delivery devices for children and sensitive adults including a clinical non-contact thermometer (the Vera Temp Non-Contact Thermometer) and a needle and lancet destruction device (the Disintegrator Plus®).  Products are distributed primarily through leading retail drug and grocery chains, worldwide medical suppliers, the Company’s website and other on-line sites.  The Company’s common stock is listed on the OTCQB, and trades under the ticker symbol ASFXD.

On February 11, 2011, the Company increased the number of shares of its authorized common stock from 2.5 billion to 5.0 billion.  On March 21, 2011, the Company effected a 200-to-1 reverse split of its common stock shares, reducing the total amount of common stock issued and outstanding to 11,729,789 shares on that date.  Unaudited, pro forma weighted average shares outstanding and net loss per share have been included on the face of the Company’s consolidated statements of operations reflecting the post-split effect of the reverse stock split.  All other share information in these financial statements has been presented on a pre-split basis except where indicated.

2.  GOING CONCERN

These financial statements have been prepared assuming that the Company will continue as a going concern.  As of and for the year ended December 31, 2010, the Company had current liabilities that exceeded current assets by $5,149,524, has incurred a net loss of $7,040,767, and used $896,346 of cash in operating activities.  In addition, the Company is in default with regard to payment of certain of its obligations.  At December 31, 2010, the amount of principal outstanding on notes payable for which the Company was in default amounted to $1,492,887.  Further, the Company is subject to litigation which could adversely impact its operations.  These conditions raise operating and liquidity concerns and substantial doubt about the Company's ability to continue as a going concern.  The financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result from the outcome of this uncertainty.  The Company’s continued existence is dependent upon its ability to successfully execute its business plan, secure additional sources of liquidity and obtain accommodating credit terms from vendors, note holders and other creditors.  Should the Company be unable to renegotiate the terms and conditions on its debt obligations or is otherwise unable to pay its accounts payable when due, the Company may incur materially higher interest and other expenses, and the debt holders could foreclose on their collateral and commence legal action against the Company to recover amounts due which ultimately could require the disposition of some or all of the Company’s assets.  Any such action may require the Company to curtail or cease operations.

Operations have been funded primarily by issuances of convertible debt, issuances of the Company’s securities and revenue generated from sales of the Company’s products.  Current and future operations are expected to be funded from sales of the Company’s products and new investment.  To the extent that any excess cash is generated from operations, it has been, and will continue to be, used for the payment of debt and other trade obligations.  Management believes that, based on the anticipated level of sales, and continued support through reasonable and accommodating credit terms from vendors, debt holders and other creditors, the Company can continue operating in the short-term.  Over the last three years, the Company used proceeds from the sales of convertible notes, short-term loans and sales of shares of its common stock to develop the Company’s Vera Temp Non-Contact Thermometer and the Disintegrator Plus®.  Proceeds from any future sales of the Company’s securities are also expected to be used primarily for product development and operating expenses.  In July 2010, the Company secured credit facilities to finance purchases of product and to factor accounts receivable.  The Company may continue to offer its securities for payment of services and other obligations.

AMERICAN SCIENTIFIC RESOURCES, INCORPORATED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2010

3.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Principles of consolidation.  The accompanying consolidated financial statements include the accounts of American Scientific Resources, Incorporated, and its wholly-owned subsidiary, Kidz-Med, Inc.  All significant inter-company transactions have been eliminated.

Effective January 1, 2011, the Company closed the accounts of Kidz-Med, Inc. and made the subsidiary inactive.  The parent company, ASRI, will continue to develop products using the Kidz-Med brand name.

Use of estimates. The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the financial statements, and reported amounts of revenues and expenses during the reporting period.  Actual results could differ from those estimates.

Revenue recognition. The Company sells or consigns its products on a wholesale basis to retailers and medical suppliers, and on a retail basis, direct to customers usually via the internet.  The Company recognizes revenues in accordance with the guidance in the Securities and Exchange Commission (“SEC”) Staff Accounting Bulletin No. 104.  Accordingly, revenue is recognized when persuasive evidence of a sales arrangement exists, when the selling price is fixed or determinable, when shipment or delivery occurs, ownership has transferred, and when collection is probable.  For wholesale sales, the Company generally negotiates an agreement that covers quantities, delivery, title transfer, pricing, warranties, returns and other terms, which dictate revenue recognition.  Revenue from internet sales is recognized upon shipment of the product to the customer.  All sales are made at a quoted, fixed price determined prior to completion of the sale.

Revenue from product placed with customers on consignment is recognized when the customer has confirmed sale of the product to third parties and collection is probable.  In August 2009, a significant consignment arrangement was terminated, and since then, no products have been distributed on consignment.  During the year ended December 31, 2010, $223,862 of revenue from consigned sales related to a prior period where collection was then in doubt, was recognized upon the collection of cash.

The Company provides a one year limited warranty on most of its retail product sales.  Specific warranty and right of return arrangements are negotiated with wholesalers.  Revenues in the consolidated statement of operations are shown net of any discounts and actual returns of product.  In the Company’s experience, returns for malfunctioning product resulting in warranty claims generally have been insignificant, and as such, no provision for warranty claims is provided in these consolidated financial statements.  Returns of merchantable product are reversed from revenue and returned to inventory for re-sale upon the Company’s receipt of the product.

The Company records shipping and handling charges billed to customers as revenue and the related expense in cost of goods sold.

For the years ended December 31, 2010 and 2009, a majority of the Company’s revenues were generated from sales of the Vera Temp thermometer, the Disintegrator Plus® and the now discontinued Thermofocus thermometer.  It is impracticable to provide additional product sales information.

Cash and cash equivalents.  The Company considers all highly liquid investments with original maturities of three months or less at the time of purchase to be cash equivalents.

AMERICAN SCIENTIFIC RESOURCES, INCORPORATED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2010

Accounts receivable.  Accounts receivable are stated at net realizable value and net of accounts receivable sold subject to charge-back.  Management provides for uncollectible amounts through a charge to earnings and a credit to an allowance for doubtful accounts based on its assessment of the current status of individual accounts and historical collection information.  Balances that are deemed uncollectible after management has used reasonable collection efforts are written off through a charge to the allowance and a credit to accounts receivable.

Inventory and Cost of Goods Sold.  The Company’s inventories consist of finished goods on-hand and consigned to others, packaged and unpackaged product, packing supplies and spare parts.  Inventories are stated at lower of cost or market using the first-in first-out method.  Freight for components, labor and warehouse overhead expenses related to assembly and packaging are allocated to the cost of products.  Initial packaging costs are added to the cost of the product.   Excess and unused packaging and re-packaging costs are expensed.  To date, no depreciation on equipment used to assemble and package products has been allocated to inventory or cost of goods sold since such allocable depreciation has been deemed insignificant.  The Company has a variety of spare parts, a portion of which are deemed to have no value for accounting purposes as management has determined that it is doubtful that any amounts will be realized from the ultimate disposition of these spares parts.

Commissions related to a specific sale are included in cost of goods sold.  Advertising and promotional materials are expensed as operating, sales and administrative expenses.

The Company reviews finished inventory on-hand, work in progress and consigned to others, and provides for missing, obsolete and damaged product periodically based on the results of the review.  The Company periodically adjusts the carrying value of its inventory to estimated net realizable value should that amount be less than the Company’s carrying value.  Inventory reserves are established to adjust inventory for product believed to be lost or damaged, or unaccounted for after distribution on consignment, when known.  It is possible that a portion of amounts established for inventory reserves will ultimately be collected in cash from charged-back to vendors, product located, repaired and/or re-packaged, and/or returned to the Company for resale.  At December 31, 2010, the Company had no inventory consigned to others.

Fixed assets. Fixed assets are stated at cost and depreciated using the straight-line method over the asset’s estimated useful life.  Fixed assets, which consist of packaging equipment and computer equipment, have been deemed to have useful lives of approximately 3 to 5 years and are being depreciated over this period.  The Company records depreciation expense as a component of operating, sales and administrative expenses.

Patent. In September 2009, ASRI acquired from Safeguard Medical Technologies, LLC, a patent for the Disintegrator®, a home medical device for the destruction of needles and lancets.  The patent for the Disintegrator® is being amortized on a straight-line basis over the remaining life of the patent, a period of 151 months from acquisition to expiration.  The Company records amortization expense as a component of operating, sales and administrative expenses.

Research and development costs.  Expenditures for research and development of the Company’s products, consisting primarily of design, engineering, consulting and testing costs, are expensed as operating expenses as incurred.  For the years ended December 31, 2010 and 2009, such expenses amounted to $271,207 and $27,730, respectively.

Income taxes.  The Company provides for income taxes in accordance with the Financial Accounting Standards Board’s (“FASB”) Accounting Standards Codification (“ASC”) No. 740, Income Taxes (“ASC 740”) using an asset and liability based approach.  Deferred income tax assets and liabilities are recorded to reflect the tax consequences on future years of temporary differences of revenue and expense items for financial statement and income tax purposes.  ASC 740 requires the Company to recognize income tax benefits for loss carry forwards.  The tax benefits recognized must be reduced by a valuation allowance if it is more likely than not that loss carry forwards will expire before the Company is able to realize their benefit, or that future deductibility is uncertain.  For financial statement purposes, the deferred tax asset for loss carry forwards has been fully offset by a valuation allowance since it is uncertain whether any future benefit will be realized.

AMERICAN SCIENTIFIC RESOURCES, INCORPORATED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2010

ASC 740 also provides guidance on recognition, classification and disclosure concerning uncertain tax benefits and tax liabilities.  The evaluation of a tax position requires recognition of a tax benefit or liability if it is ‘more-likely-than-not’ that it will be sustained upon examination.  For tax positions meeting the ‘more-likely-than-not’ threshold, the amount recognized in the financial statements is the largest benefit or liability that has a greater than 50% likelihood of being realized upon ultimate settlement with the relevant tax authority.

Stock based compensation. The Company has exchanged its common stock for services rendered by employees, directors, consultants and others.  The Company accounts for stock and stock options issued to employees and non-employees for services and other compensation under the provisions of ASC No. 718, Compensation – Stock Compensation and ASC No. 505-50, Equity-Based Payments to Non-Employees, which establish standards for the accounting for transactions in which an entity exchanges its equity instruments for goods and services at fair value.  These standards also address transactions in which an entity incurs liabilities in exchange for goods and services that are based on the fair value of the entity’s equity instruments or that may be settled by the issuance of those equity instruments.  For employees, stock awarded is valued based on the closing bid price on the date of grant.   For non-employees, stock issued for services is valued at either the invoiced or contracted value of services provided, or to be provided, or the fair value of the stock at the due date per the service agreement, or stock issuance date, whichever is more readily determinable.  Warrants or options issued for services provided, or to be provided, are valued at fair value at the date the agreement to award is reached.  The Company has two plans for the issuance of shares to employees and non-employees; the 2007 Stock Option Plan and the 2011 Incentive Stock Plan that became effective in January 2011.  Shares awarded during the years ended 2010 and 2009 have consisted of new shares.

Earnings (Loss) per share. Basic net income (loss) per common share is computed using the weighted average number of common shares outstanding during the periods.  Diluted net income (loss) per share is computed using the weighted average number of common and dilutive common equivalent shares outstanding during the period.  Potentially dilutive common shares at December 31, 2010 aggregate up to 1,239,939,699 shares, consisting of 112,222,959 shares issuable upon the exercise of outstanding warrants; 60,439,560 shares available upon conversion of the 2007 subscription agreement debentures; up to 17,600,890 shares issuable should all of the 2007 convertible debt noteholders elect to convert accrued interest to common shares; up to 396,969,697 shares available upon conversion of the first, second and third quarter 2010 convertible debentures; 178,800,000 shares issuable upon conversion of the notes to Lanktree; and up to 473,906,593 shares committed as part of obligations to employees and service providers upon reaching certain targets.  The above figures exclude shares issuable under the Company’s stock option and incentive stock plans.

Concentration of credit risk. Financial instruments, which potentially subject the Company to concentration of credit risk, consist principally of cash and trade accounts receivable. The Company places its cash with high credit financial institutions.  The Company extends credit to its customers, all on an unsecured basis, after performing certain credit analysis.  The Company continually performs credit evaluations of its customers and maintains an allowance for doubtful accounts for potential credit losses.

For the year ended December 31, 2010, sales to our two largest customers amounted 26% and 18% of our net product sales revenue.  No other customer accounted for more than 10% of our revenue during 2010.  Sales through various internet sites accounted for 14% of our 2010 net revenue.  For the year ended December 31, 2009, sales to two customers amounted to 49% and 16% of our net product sales revenue.

Loss of a major manufacturer of the Company’s products, or a manufacturer of components used in the Company’s products, may significantly impact future results of operations.  For the year ended December 31, 2010, the Company sourced products from various manufacturers, the largest of which was the Chinese manufacturer of the Company’s Vera Temp thermometer.

AMERICAN SCIENTIFIC RESOURCES, INCORPORATED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2010

Recent accounting pronouncements.  Management does not believe that any recently issued, but yet effective, accounting standards if currently adopted would have a material effect on accompanying condensed consolidated financial statements.

Fair value of financial instruments. The carrying values of accounts receivable, inventory, accounts payable and accrued expenses approximate their fair values due to their short term maturities.  The carrying values of certain of the Company’s notes payable approximate their fair values based upon a comparison of the interest rate and terms of such debt given the level of risk to the rates and terms of similar debt currently available to the Company in the marketplace.  The carrying values of derivative liabilities have been determined using recognized models that are deemed to reasonably estimate fair values.  It is not practical to estimate the fair value of certain notes payable, the convertible debt and the liability for contingent compensation from acquisition.  In order to do so, it would be necessary to obtain an independent valuation of these unique instruments.  The cost of that valuation would not be justified in light of the circumstances.

Fair value measurements. The FASB’s Accounting Standards Codification defines fair value as the amount that would be received for selling an asset or paid to transfer a liability in an orderly transaction between market participants and requires that assets and liabilities carried at fair value are classified and disclosed in the following three categories:

Level 1 – Quoted prices for identical instruments in active markets.
Level 2 – Quoted prices for similar instruments in active or inactive markets and valuations derived from models where all significant inputs are observable in active markets.
Level 3 – Valuations derived from valuation techniques in which one or more significant inputs are unobservable in any market.

Given the conditions surrounding the trading of the Company’s equity securities, the Company values its derivative instruments related to embedded conversion features and warrants from the issuance of convertible debentures in accordance with the Level 3 guidelines.  For the year ended December 31, 2010, the following table reconciles the beginning and ending balances for financial instruments that are recognized at fair value in these consolidated financial statements.

			Re-
	Balance at		classifications		Balance at
	December 31,	New	from Equity to	Change in	December 31,
	2009	Issuances	Liabilities	Fair Values	2010
Level 3 -
Derivative liabilites from:
Conversion features	$-	$1,493,738	$-	$(924,166)	$569,572
Warrants	24,124	470,018	-	(340,392)	153,750
Anti-dilution provisions triggered by issuances of common stock equivalents	-	482,866	-	(213,042)	269,824
Derivative instruments	24,124	2,446,622	-	(1,477,600)	993,146
Contracts to be settled with common shares in excess of share capital authorized	-	-	356,806	(231,429)	125,377
	$24,124	$2,446,622	$356,806	$(1,709,029)	$1,118,523

AMERICAN SCIENTIFIC RESOURCES, INCORPORATED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2010

Derivative instruments. Derivative instruments consist of certain common stock warrants, conversion features arising from issuance of convertible notes, and common shares committed to be issued in excess of the Company’s total authorization for common shares.  The derivative instruments are recorded in the balance sheets at fair value as liabilities.  Changes in fair value are recognized in earnings in the period of change. Pursuant to ASC 815-40, Derivatives and Hedging – Contracts in Entity’s Own Equity, the Company’s policy with regard to settling outstanding financial instruments is to settle those with the latest maturity date first.

4.  ACCOUNTS RECEIVABLE

In July 2010, the Company entered into a $1.0 million accounts receivable factoring facility with a purchaser to sell its qualified accounts receivable in exchange for advance of funds equivalent to 80% of the value of receivables.  The facility may be terminated by either party at any time, and there are no obligations to sell or purchase any quantities of the Company’s accounts receivable by any party.  While the facility calls for the sale, assignment, transfer and conveyance of all rights, title and interests in the selected accounts receivable, the purchaser may put and charge-back any receivable not paid to the purchaser within 60 days of purchase or for which there is a dispute.  As collateral for the repayment of advances for receivables sold, the purchaser has a priority security interest in substantially all present and future assets and rights of the Company including accounts receivable, inventory, property, equipment and intangible assets.  The purchaser has required that the Company notify all customers that all payments must be made to a lock-box controlled by the purchaser.  The purchaser provides a rebate ranging from 14.60% to 19.10% of the value of the gross receivables sold based upon the timing of collection of the receivable.  The purchaser is also entitled to charge various fees, expenses and interest.

For the period ended December 31, 2010, the Company had sold $71,200 of its accounts receivable and received advances of $56,960.  For the period ended December 31, 2010, the Company had received rebates of $2,480 for prompt payment of receivables sold and been charged fees, expenses and interest aggregating $669 by the purchaser. As of December 31, 2010, $45,939 of accounts receivables had not been paid and was subject to charge-back by the purchaser.  A summary of accounts receivable as of December 31, 2010 and 2009 is as follows:

	2010	2009

Accounts receivable, gross	$128,715	$90,187
Accounts sold with recourse	(45,939)	-
Accounts not sold	82,776	90,187
Allowance for doubtful accounts	(1,276)	(28,224)
	$81,500	$61,963

The allowance for doubtful accounts was $1,276 and $28,224 as of December 31, 2010 and 2009, respectively.  A summary of changes in this reserve account are as follows:

	Balance,	Additions			Balance,
	Beginning of	Charged to	Charged to		End of
	Year	Cost or Expense	Other Accounts	Deductions	Year
Accounts Receivable -
Allowance for doubtful accounts
2009	$28,224	$-	$-	$-	$28,224
2010	28,224	-	(224)	(26,724)	1,276

AMERICAN SCIENTIFIC RESOURCES, INCORPORATED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2010

5.  INVENTORY

During 2010, the Company established assembly and packaging operations at it Cleveland, Ohio warehouse.  As of December 31, 2010 and 2009, the Company’s inventory consisted of Vera Temp thermometers, Thermofocus thermometers, Disintegrator Plus® and other finished products including components, assemblies and packaging materials related thereto as follows:

	2010	2009

Finished goods	$105,091	$687,147
Work in progress	95,919	-
Reserve for consigned product	-	(166,808)
	$201,010	$520,339

During the second quarter of 2010, the Company began phasing out distribution of the Thermofocus thermometer due in part to falling customer demand and high product costs, and began accepting orders for the new Vera Temp Non-Contact thermometer.  At various points during 2010, the Company determined that the estimated market value of the then remaining thermometer units on-hand had permanently fallen below their carrying cost.  Therefore, during 2010 the Company recorded lower of cost or market adjustments aggregating $256,948 to reduce the thermometer inventory carrying value to estimated net realizable value.  The estimated net realizable value was determined from recent selling prices of the product.

The Company ceased distributing product on a consignment basis in 2009 and entered into a final settlement agreement with a consignment customer in 2010.  As of December 31, 2010 and 2009, inventory reserves for previously consigned product were $0 and $166,808, respectively.  During 2010 and 2009, the Company reversed $166,808 and $163,990, respectively, of its reserve against inventory as this product was either sold and collected, or deemed by management to be permanently lost, damaged or not recoverable.  A summary of changes to the inventory reserve account is as follows:

	Balance,	Additions			Balance,
	Beginning of	Charged to	Charged to		End of
	Year	Cost or Expense	Other Accounts	Deductions	Year
Inventory -
Reserve for inventory lost or damaged
2009	$272,025	$58,773	$-	$(163,990)	$166,808
2010	166,808	-	-	(166,808)	-

6.  FIXED ASSETS

Fixed assets, net of accumulated depreciation, consisted of the following at December 31, 2010 and 2009:

	2010	2009

Equipment and computers	$20,931	$69,414
Less accumulated depreciation	(3,275)	(64,897)
	$17,656	$4,517

AMERICAN SCIENTIFIC RESOURCES, INCORPORATED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2010

Depreciation expense was $3,275 and $0 during the year ended December 31, 2010 and 2009, respectively.  During 2010, $64,897 of fixed assets that were fully depreciated and no longer in service were reversed against their related accumulated depreciation accounts.

7.  PATENT, CONTINGENT NOTE PAYABLE AND CONTINGENT COMPENSATION

On September 10, 2009, ASRI purchased a patent for a needle destruction device known as the Disintegrator® (including trademarks for the Disintegrator®, Disintegrator Plus® and Disintegrator Pro®) and other assets from Safeguard Medical Technologies, LLC (“Safeguard” or the “Seller”) in exchange for 250,000,000 shares of the Company’s common stock and assumption of a contingent note payable up to $1,200,000.  The Company evaluated the acquisition to determine whether the purchase of the patent, trademarks and other assets constituted the acquisition of a business in accordance with ASC 805, Business Combinations and the definition of a business per rules promulgated by the SEC.  After application of the various criteria, management determined that this acquisition was in substance the purchase of an asset.  While the Company acquired certain spare part inventory on hand, rights to distribution, intellectual property (including the patent and trademarks) and other assets, management determined that only the patent for the Disintegrator® had value.  Accordingly, the Company recorded the patent at $2,652,272 equivalent to the trading value of the 250,000,000 shares of common stock at the closing bid price on September 10, 2009 in the amount of $1,875,000 and the discounted amount of a $1,200,000 assumed contingent note payable in the amount of $777,272.

At December 31, 2010, the Company determined that, due to capital constraints and other factors, cash flows from the Disintegrator® would not be realized and therefore the value of the patent was impaired.  On December 31, 2010, the Company recorded a patent impairment charge of $1,749,664 to write-down the carrying value of the patent to $639,138 representing the present value of expected future cash flows over the remaining life of the patent.  The Company continues to estimate that market demand for the Disintegrator® patent will exceed the patent life expiring in May 2022, and therefore will amortize the adjusted value of the patent over the remaining patent life.  Should the Company’s estimate of market demand change, the Company will adjust its patent amortization schedule accordingly. For the years ended December 31, 2010 and 2009, amortization expense amounted to $210,776 and $52,694, respectively.

The assumed $1.2 million, non-interest bearing, contingent note is payable to a party related to the Seller in two installments upon reaching certain targets.  The first installment of $600,000 is payable upon the Company reaching $6,000,000 in combined new capital and revenue from sales of the Disintegrator Plus® and certain other products introduced by the Seller within two years of September 10, 2009.  As discussed below, on March 9, 2011, the measurement date was extended by one year.  The second installment of $600,000 is payable upon the Company reaching an additional $4,000,000 of combined new capital and revenue within two years of the due date of the first installment.  At the Company’s option, the first and second installments may each be paid over 12 months after achievement of the respective combined capital and revenue targets.  As management believes it is probable that the Company will reach the combined capital and revenue targets within four years, the $1.2 million note obligation has been recognized at a discount.  The first installment of the note was discounted at 16% from the end of a two year period and the second installment was discounted at 16% from the end of a four year period, resulting in a present value of $777,272.  Subsequent changes to the Company’s estimate of the amount due on this contingent note payable will be recorded in the Company’s consolidated financial statements.  During the years ended December 31, 2010 and 2009, the Company recognized $144,207 and $44,064, respectively, of interest expense related to amortization of the discount for the contingent note payable.  At December 31, 2010, the net balance of the contingent note payable was $965,543.

AMERICAN SCIENTIFIC RESOURCES, INCORPORATED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2010

Simultaneous with the patent acquisition, the Company agreed to hire an executive who was the majority owner of the Seller to assist with operations, sales and marketing, and entered into a ten year employment agreement with the executive (See Note 12  Commitments and Contingencies), and retain the Seller for production, engineering and quality control services.  In consideration for entering into the employment agreement and other agreements with the Seller, the Company agreed to issue up to 250,000,000 warrants and pay up to $200,000 as a cash bonus, both contingent upon future sales of the Disintegrator® and certain other products over three years, to the executive and majority owner of the Seller.  (As discussed below, on March 9, 2011, the measurement date was extended by one year.)  Management determined that the contingent warrants and contingent bonus payable qualified for treatment as contingent compensation for accounting purposes.  The Company determined that the aggregate fair value of the contingent warrants and contingent bonus was $823,991 at the acquisition date.  The fair value of the contingent compensation was obtained by determining the likelihood that the contingency would be realized within the applicable time period and applying the Black-Scholes pricing model to the warrants and a discount to present value for the bonus.  Subsequent changes to the Company’s estimate of the total amount of compensation due will be recorded in the Company’s consolidated financial statements.

The Company agreed to issue Safeguard 50,000,000 warrants to purchase an equivalent number of shares of common stock immediately upon the collection of $2.0 million in revenue from sales of the Disintegrator Plus® and certain other products.  The exercise price is equal to the closing bid price of the common shares on August 11, 2009, or $.002 per share.  Further, the Company agreed to issue the Seller up to 200,000,000 additional warrants, in 50,000,000 tranches, immediately upon collection of an additional $5.0 million, $10.0 million, $15.0 million and $20.0 million in revenue from sales of the Disintegrator Plus® and certain other products introduced by the executive and majority owner of the Seller with an exercise price equal to the lesser of the closing bid price on the day prior to achieving the revenue target or the exercise price of the immediately preceding tranche.  Further, after three (now four) years, the Company agreed to pay a one-time cash bonus to the executive and majority owner of the Seller of up to $200,000 based on revenue generated from sales of the Disintegrator Plus® and certain other products.  The target levels for achievement of the cash bonus are as follows: $50,000 for $2.0 million of sales, $100,000 for $5.0 million of sales, $150,000 for $10.0 million of sales, and $200,000 for $20.0 million of sales.  The warrant revenue targets for each tranche must be met, and the bonus is payable, within three years (now four years) of September 10, 2009.

The Company has determined that it is probable the Company will reach $7.0 million in sales over the three (now four) year period from September 10, 2009 through September 10, 2012 (now September 10, 2013).  Therefore, the Company currently anticipates the issuance of 100,000,000 warrants, which were determined to have a fair value of $759,925 as of September 10, 2009.  In accordance with ASC No. 718-10, Compensation – Stock Compensation, the Company is recording monthly compensation expense for the fair value of the warrants payable over the initial three year period.  For the years ended December 31, 2010 and 2009, the Company recorded $253,308 and $77,400 as compensation expense with an offset to additional paid in capital, respectively.  From inception through December 31, 2010, total charges to compensation expense for this contingent compensation have amounted to $330,708.  As of December 31, 2010, the Company has not reached the first target level of $2.0 million of additional sales.  The Company will adjust the total amount of warrant compensation as recorded in the consolidated financial statements upon the occurrence of an event which would indicate a change to the estimate of the level of achievable sales.

The Company has determined that it is probable that the Company will reach $7.0 million in sales over three (now four) year period from September 10, 2009 through September 10, 2012 (now September 10, 2013).  Therefore, the Seller is expected to be entitled to a $100,000 cash bonus, which was deemed to have a fair value of $64,066 on September 10, 2009.  The Company is accruing monthly compensation expense for the anticipated full amount of the bonus payable on a straight-line basis over the initial three year period that the services are to be performed.  During years ended December 31, 2010 and 2009, the Company recognized $33,333 and $10,186, respectively, as compensation expense related to this liability for contingent compensation.  As of December 31, 2010, the total amount recorded as a liability for contingent compensation is $43,519.  As of December 31, 2010, the Company has not reached the first target level of $2.0 million of additional sales.  The Company will adjust the total amount of bonus compensation payable as recorded in the consolidated financial statements upon the occurrence of an event which would indicate a change to the estimate of the level of achievable sales.

AMERICAN SCIENTIFIC RESOURCES, INCORPORATED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2010

On March 9, 2011, the Company’s Board of Directors agreed to extend the deadlines for meeting the measurement dates for determining the triggers for the $1.2 million contingent note and the warrants and cash bonus payable to an executive for one year.  The first installment on the $1.2 million contingent note of $600,000 is now payable upon the Company reaching $6,000,000 in combined new capital and revenue from sales of the Disintegrator Plus® and certain other products introduced by the Seller on or before September 10, 2012.  The measurement date for issuance of up to 250,000,000 warrants and payment of up to $200,000 as a cash bonus to the executive and majority owner of the Seller, both contingent upon future sales of the Disintegrator® and certain other products, has now been extended to four years, or September 10, 2013.  These extensions are currently not expected to affect the total amount of the Company’s accrual for such note and compensation obligations.

8.  NOTES PAYABLE

Promissory notes payable

Lanktree – Note 1. On September 28, 2007, the Company issued a promissory note to Lanktree Consulting Corporation (“Lanktree”) in the aggregate principal amount of $267,500 (“Note 1”) and received cash proceeds in the sum of $250,000.  In conjunction with the issuance of Note 1, effective September 28, 2007, we issued 125,000 shares of our common stock to Lanktree valued at $0.18 per share, the trading price on that day.  We also issued 250,000 warrants to purchase an equivalent number of shares of our common stock.  These warrants were exercisable over a three year period beginning September 28, 2007 at a price of $0.25 per share.  The warrants expired unexercised.  Interest accrues on Note 1 at a rate of 12.0% per annum.  All principal and interest accruing under Note 1 was due March 28, 2008.  The Company did not meet its obligations under this note and as a result entered into an event of default.  For failure to pay principal or interest on the due date or to perform on the conditions contained in Note 1, Lanktree, at its option, had the option to declare the entire unpaid balance of principal and interest immediately due and payable.  As a result of the event of default, interest was accruing at the rate of 6.0% per month on the unpaid obligation and was payable in cash and shares of our common stock.  The Company disputed Lanktree’s calculation of principal and interest, primarily with regard to the compounding of interest and the monthly addition to principal for unpaid interest.

Lanktree - Installment notes.  On July 13, 2010, the Company entered an agreement with Lanktree whereby the Lanktree agreed to advance $300,000 to the Company in five consecutive monthly installment of $60,000 each in exchange for convertible notes with one year maturities bearing interest at 8% per annum, payable monthly.  During the third and fourth quarters of 2010, we entered into five convertible note agreements and received aggregate proceeds of $300,000.  Each note is convertible at any time after six months from the date of issuance until maturity of the installment note at the option of the holder at a fixed conversion price of $0.004.  The Company determined the aggregate intrinsic values of the contingent conversion features for each note issuance date to be $272,250.  The Company deferred recognition of these conversion features until such time that the contingency is resolved.

In July, August and September 2010, the Company received three installments of $60,000 for an aggregate of $180,000.  In October 2010, the Company received $90,000 of cash proceeds on the fourth installment note and on October 14, 2010 issued 5,000,000 shares valued at $45,000, in consideration for advance payment of $30,000 on the fifth installment note.  The value of the shares was charged to interest expense.  In November 2010, the Company received cash proceeds of $30,000 completing the fifth installment note agreement.  During the year ended December 31, 2010, the Company paid interest on the five installment notes in the aggregate amount of $6,200.

AMERICAN SCIENTIFIC RESOURCES, INCORPORATED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2010

Lanktree – Settlement of amounts due for Note 1. As part of the installment note agreement, the Company and Lanktree settled on the principal and amount of cash interest due on Note 1 at $580,000.  In addition, the parties agreed that the amount of the Company’s common stock due for additional interest on Note 1 was 63,013,452 shares.    As a result of the settlement of principal and cash interest due of $580,000 and the common stock obligation of 63,013,452 shares, the Company recorded a settlement expense of $478,262, consisting of $348,000 of additional principal due and an increase to accrued interest payable of $130,262 as of June 30, 2010.  Further, the settlement specifies that interest on the new principal amount shall cease to accrue for a period of 180 days from July 13, 2010.  As part of the settlement, the parties agreed that at any time after 180 days, the holder of the note now had the right, but not the obligation, to convert any portion of the $580,000 principal, and accrued interest if any, and any fees which may become the responsibility of the Company, into common stock at a fixed conversion price of $0.004 per share.  On September 22, 2010, the parties amended the agreement to allow for conversion of the $580,000 of principal and any accrued interest at any time.  In September 2010, Lanktree converted $100,000 of the $580,000 obligation into 25,000,000 shares of common stock at a conversion rate of $0.004 per share.  In October 2010, Lanktree converted another $100,000 of principal related to the original $580,000 obligation into 25,000,000 shares of common stock at a conversion rate of $0.004 per share leaving a balance due of $380,000 as of December 31, 2010.

The 63,013,452 shares were issuable in five tranches of 12,602,690 shares in conjunction with issuance of each $60,000 convertible promissory note.  The closing price of our common stock on July 13, 2010 was $0.0073 per share, resulting in a valuation of the 63,013,452 common shares at $459,998.  The Company recognized as an obligation to issue these shares and reclassified this amount from accrued interest payable.  During the third and fourth quarters of 2010, the Company issued the five tranches of common shares aggregating 63,013,452 shares to Lanktree thereby eliminating the obligation to issue shares as of November 13, 2010.  A summary of the principal, accrued interest and obligation to issue shares account balances before and after recording the above settlement expense, and as of December 31, 2010, is as follows:

	As of June 30, 2010
	Before		After	As of
	Settlement	Settlement	Settlement	December 31,
	Adjustment	Expense	Adjustment	2010

Principal	$232,000	$348,000	$580,000	$380,000
Accrued interest	329,736	130,262	-	-
Obligation to issue shares	-	-	459,998	-
	$561,736	$478,262	$1,039,998	$380,000

The Company recorded the effect of the beneficial conversion feature related to the $580,000 balance of Note 1 resulting from the settlement as a non-operating charge to the statement of operations with an offset to additional paid-in capital.  The beneficial conversion feature was determined to be difference between the closing bid price per share of the Company’s common stock on September 16, 2010 and the conversion price of $0.004 per share, times the number of shares available for conversion in the amount of 145,000,000 shares, but limited to principal obligation, or $580,000.

Effective January 1, 2011, the Company entered into an agreement to extend the due date on the $380,000 balance outstanding on Note 1 as of that date to June 30, 2011 and pay interest monthly at 12% per annum.   In consideration for the extension, the Company issued 22,000,000 shares of its common stock valued at $88,000 on the date of issuance.  See Note 14 – Subsequent Events for additional transactions related to Lanktree.

Lanktree – Short-term note.  On June 24, 2010, the Company issued a convertible promissory note in the amount of $44,000 and received cash proceeds of $40,000.  This note matured on December 24, 2010, and on February 23, 2011, the due date on this loan was extended to December 24, 2011. This note initially bore interest at 12% per annum payable monthly.  For the period ended December 31, 2010, the Company paid $2,640 of interest related to this short-term note.  In the event of default, interest shall accrue at 2% per month in cash and 2% per month in equity on the unpaid obligation.

AMERICAN SCIENTIFIC RESOURCES, INCORPORATED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2010

After six months from the date of issuance, the holder of the note has the right, but not the obligation, to convert any portion of the $44,000 principal, then accrued interest if any, and any fees which may become the responsibility of the Company, into common stock at a fixed conversion price of $0.005 per share.  The Company determined the intrinsic value of the conversion feature on the note issuance date to be $26,400, and recorded this amount as additional interest expense with an offset to additional paid in capital when the conversion feature became effective in December 2010.

In conjunction with the extension of this note, the interest rate on the note was reduced to 9% per annum beginning December 24, 2010.  In exchange for the due date extension and reduction of the interest rate, on March 2, 2011, the Company issued 5,000,000 shares of its common stock valued at $20,000 on the issuance date.

Commissions due on Installment notes and Short-term note.  The Company agreed to pay fees to a party who assisted with the settlement of the dispute surrounding Note 1 and obtain the $300,000 installment note and $44,000 short-term note financings.  The fees amount to a cash payment equal to 7.5% of the each installment note advance received by the Company, shares of our common stock equal to 4.5% of each installment note advance and warrants to purchase common stock equal to 10% of the common shares issued.  For the period ended December 31, 2010, the Company paid $20,250 in cash, issued 2,465,422 shares of common stock valued at $13,500, and warrants to purchase 168,151 shares of common stock valued at $1,358 using the Black Scholes pricing model.  The warrants issued have an exercise price of $0.01 per share and may be exercised at any time within three years of the date of issuance.  As of December 31, 2010, the Company has accrued the remaining cash piece payable in the amount of $2,250.

Granite Financial Group – Short-term notes.  In October and November 2010, the Company entered into two short-term, promissory notes in the aggregate amount of $160,000 and received proceeds of $152,000. The promissory notes bear interest at 12% per annum, and at 16% per annum in the event of default.  The full amount of principal and interest on the promissory notes was initially due on January 12, 2011.  As additional consideration for entering into the note agreements, the Company issued 32,000,000 shares of its common stock valued at $260,000, based on the closing price for the Company’s common stock on the date of the agreement.  Based on the relative fair values of the notes and common shares, the Company recorded debt discounts aggregating $98,963 on the dates of issuance.  For the period ended December 31, 2010, the Company amortized $84,578 of the debt discounts to interest expense leaving unamortized debt discounts of $14,385 at December 31, 2010.  One promissory note in the amount of $100,000 is secured by the pledge of 98,500,000 shares of common stock owned by an executive of the Company and the personal guarantee of the executive.  On February 1, 2011, the maturity date of the notes was extended to April 12, 2011.  In connection with the extension of maturity date of the notes, the Company issued to Granite 32,000,000 shares of common stock on February 2, 2011.  These shares were valued at $147,200 on the date of issuance.

Lender 2. On October 22, 2007, the Company issued a promissory note to a lender (“Lender 2”) in the aggregate principal amount of $262,500 (“Note 2”) and received cash proceeds from Lender 2 in the sum of $250,000.  A current member of our Board of Directors is indirectly related to Lender 2.  Effective December 31, 2009, the Company entered into an agreement whereby Lender 2 released the Company from all principal and interest obligations under the note in exchange for the Company’s commitment to file a registration statement with the SEC and to compensate Lender 2 should Lender 2 be unable to sell up to 88,000,000 million of its shares above an average price of $0.01 per share over an eleven week period after the registration statement becomes effective.  The maximum amount due by the Company under the release agreement is $350,000.  On January 26, 2010, the Company filed a registration statement with the SEC.  As a result, on December 31, 2009, the Company recognized a gain from discharge of indebtedness in the amount of $105,684 consisting of relief of principal of $227,375 and accrued interest of $228,309 on the note less $350,000, and reclassified the remaining principal and accrued interest in the amount of $350,000 to other current liability.  As of December 31, 2010, the $350,000 other current liability remains outstanding.  On January 14, 2011, the Company’s registration statement with the SEC became effective.

AMERICAN SCIENTIFIC RESOURCES, INCORPORATED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2010

Tecnimed. In October 2007 and April 2008, the Company issued two promissory notes to Tecnimed, Srl (“Tecnimed” or the “Vendor”) in the aggregate principal amount of $608,800.  These notes accrued interest at 10% per annum and are secured by a portion of the Company’s inventory received from the Vendor.  In conjunction with the issuance of the first of these notes, effective October 30, 2007, we issued 375,000 of our common stock valued at $0.26 per share, the trading price at the end of that day.  All principal and interest was due during 2008.

On March 6, 2009, the Company entered into a Settlement Agreement with the Vendor (the “Settlement Agreement”), whereby the parties agreed to termination of the existing distribution agreement as amended, payment terms with regard to sold and unsold product, new terms with regard to sales and distribution of existing product, mutual releases of claims against one another, and modification to certain indemnity provisions (see Note 12 – Commitment and Contingencies regarding litigation between a competitor, Tecnimed and the Company), among other provisions.  As part of the Settlement Agreement, the Company agreed not to make any cash distributions to shareholders, officers, directors and employees (apart from ordinary salary), and pay the Vendor 30% of any capital raised (excluding any financing for working capital), until the obligation to the Vendor has been fully satisfied.  Further, the Company agreed to an even split of cash received from customers until the debt is paid in full.  In addition, the Vendor agreed to waive all penalties, fees and interest above 6% compounded annually, with respect to the notes, and forbear collection proceedings for 18 months from the date of the Settlement Agreement provided the Company remained in compliance with the obligations within the Settlement Agreement.  The Vendor also has a lien on product titled to the Company at an independent warehouse location and requires specific authorization prior to release of such product to the Company.  As of December 31, 2010 and 2009, the Company had $163,947 and $283,252 of principal outstanding on the promissory notes, respectively.  On December 31, 2010, the Company deemed principal in the amount of $163,647 plus accrued interest of $77,114 to be in default.

As discussed in Note 12 – Commitment and Contingencies, on September 21, 2010, the vendor filed a complaint against the Company and its Kids-Med subsidiary alleging breach of non-compete agreement and that the Company infringed on the Thermofocus trademark and trade dress.  In addition, the complaint alleges that the Company sold Thermofocus units in an unauthorized manner resulting in a breach of contract.  Further, the complaint alleges that the Company is in default on the payment of $209,802 of principal and $88,867 of interest then outstanding under the notes due Tecnimed.

Short-term advance.  On November 5, 2005, the Company received $300,000 from a shareholder and former service provider (“Service Provider 1”) as a short term cash advance.  No agreement was entered into regarding the payment of principal and interest.  As of December 31, 2010, the principal due on this loan amounted to $289,500, and is deemed by the Company to be in default.

Other promissory note payable. As of December 31, 2009, the Company had outstanding principal balance due on an unsecured installment note with a commercial bank (“Commercial Bank”) in the amount of $23,568.  This note called for monthly payments of $2,057 with interest on the outstanding balance at prime plus 1.50%.  This note matured on December 14, 2010 and was paid in full.  This installment note was personally guaranteed by our chief executive officer and another member of our Board of Directors.  For the year ended December 31, 2010, the Company recognized and paid interest expense in the amount of $931 related to this note.

Purchase order financing facility. In July 2010, the Company entered into a revolving facility for borrowing up to $3.0 million to fund the purchase of inventory products upon receipt of confirmed purchase orders from customers.  As of December 31, 2010, no amounts had been advanced under this facility.

AMERICAN SCIENTIFIC RESOURCES, INCORPORATED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2010

A summary of principal due on promissory notes payable as of December 31, 2010 and 2009 is as follows:

	2010	2009

Lanktree - Note 1 reclassified as convertible note in settlement	$-	$232,000
Granite Financial	160,000	-
Less unamortized discounts	(14,385)	-
Tecnimed, in default	163,947	283,252
Service Provider 1, in default	289,500	289,500
Commercial Bank	-	23,568
	$599,062	$828,320

Related party advances and notes

On July 30, 2007, the Company received cash and issued a promissory note to a relative of our chief executive officer in the principal amount of $125,000.  Interest accrued on this note at a rate of 24% per annum and was to be paid monthly.  All principal and accrued interest was due on or before October 30, 2007.  The Company has not made the required principal and interest payments and has been negotiating with the holder to amend the payment terms of the note, which would include a waiver of default for the required payments that have not been made.  In the event of default, the note calls for interest at 36% per annum.  The loan was collateralized by 5,300 units of the Company’s Thermofocus thermometer product held for resale.  As of December 31, 2010 and 2009, the outstanding balance is 99,250.  The Company has recorded accrued interest payable amounting to $93,054 at December 31, 2010, at the rate of 24% per annum as the Company believes it will not be obligated to pay the default rate of interest.  Had the Company accrued interest at the default rate, accrued interest payable at December 31, 2010 would have been $127,946 and additional interest expense in the amount of $11,910 would have been recognized for the year ended December 31, 2010.

During the years ended December 31, 2008 and 2007, two of the Company’s board members, and ASR Realty Group, LLC (“ASR”), an entity affiliated with a former board member, advanced funds to the Company for working capital on a non-interest bearing basis.  The principal balance due to the board members was $60,180 at December 31, 2010 and 2009.  One of these advances in the amount of $27,000 due to ASR, is documented by a note and secured by accounts receivable, inventory and other assets of the Company, and should the balance not be paid on demand, interest shall accrue at 15% per annum.  As of December 31, 2010, the Company had accrued interest in the amount of $8,788 with regard to this note.

As of December 31, 2010, the Company deems principal due to related parties in the amount of $159,430 to be in default.  See Note 13– Related Party Transactions for additional information on related party advances.

Convertible promissory notes

A summary of principal due, unamortized discount and carrying values of convertible promissory notes as of December 31, 2010, and the carrying value as of December 31, 2009, is as follows:

AMERICAN SCIENTIFIC RESOURCES, INCORPORATED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2010

	2010			2009
	Prinipal Due	Unamortized	Carrying	Prinipal
	at Maturity	Discount	Value	Due

Current:
2007 issuance, in default	$880,000	$-	$880,000	$905,000
Lender 1 - Note 1	380,000	-	380,000	-
Lender 1 - Installment notes	300,000	-	300,000	-
Lender 1 - Short-term note	44,000	-	44,000	-
Current convertible notes	1,604,000	-	1,604,000	905,000
First quarter 2010 issuance	400,000	240,625	159,375	-
Second quarter 2010 issuance	150,000	102,551	47,449
Third quarter 2010 issuance	100,000	79,452	20,548	-
Long-term convertible notes	650,000	422,628	227,372	-
	$2,254,000	$422,628	$1,831,372	$905,000

First quarter 2010 convertible debentures. On February 16, 2010 and March 23, 2010, the Company entered into agreements with an investor to issue convertible debentures in the aggregate amount of $400,000 and warrants to purchase 20,000,000 shares of common stock in exchange for the return of 33,333,333 common shares and cash proceeds of $200,000, less a selling commission of $16,000.  The debentures mature two years from the date of issuance and were initially convertible at any time within that period at a conversion price equal to the lesser of $0.0066 per share or 90% of the volume weighted average price of the Company’s common stock for the ten days immediately prior to conversion, but such conversion price would not be below $0.003 per share.  The warrants were initially exercisable over three years from the date of issuance at $0.01 per share.  On May 13, 2010, in conjunction with the issuance of the second quarter 2010 convertible debentures, the Company exchanged the first quarter 2010 convertible debentures and warrants effectively amending the floor price from $0.003 to $0.0015 per share and extending the exercise period of the warrants to seven years from May 13, 2010.  As described further below, due to dilution protections in the agreements, the conversion price has adjusted to $0.0033 per common share and the warrants have an exercise price of $0.0033 per common share as of December 31, 2010.

These convertible debentures initially accrued interest at 8% per annum, payable annually on or before December 31, beginning on the first such date after the issue date.  On May 13, 2010, in conjunction with the issuance of the second quarter 2010 convertible debentures, the Company exchanged the first quarter 2010 convertible debentures amending the interest rate to 10% if paid in cash, or 12% if paid in equivalent shares of common stock, at the Company’s option, and extended the maturity date to May 13, 2012.  For the period ended December 31, 2010, the Company accrued interest expense at 10% in the amount of $33,667 related to these convertible debentures.

The conversion price is adjustable in the event of any stock dividends, stock splits and subsequent equity sales or grants of the Company’s common stock should the effective price per share be lower than the conversion price at the time of such issuance.  The holders of these convertible debentures may participate in any rights offering and shall participate in any distributions through adjustment of the conversion price.  The holders may also accelerate demand for outstanding principal and interest upon any change in control, merger, consolidation, substantial asset sale, tender offer or other fundamental transaction as defined in the convertible debenture.

The exercise price of the warrants is adjustable in the event of payment of dividends or any distribution of common stock, any reclassification or recapitalization, and any subsequent equity sales should the effective price per share be lower than the exercise price at the time of such issuance.  See Note 11 - Equity – Warrants for common shares.

AMERICAN SCIENTIFIC RESOURCES, INCORPORATED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2010

At each commitment date, due to anti-dilution provisions in the convertible debentures, the Company determined that the conversion feature contained an embedded derivative. The Company determined the fair value of the conversion features related to the convertible debentures by applying the Black-Scholes pricing model using the conversion price of $0.0066, the closing price of the Company's common stock on the dates of issuance, 2 years for the expected term, weighted average volatility of 367%, no dividends and weighted average risk free interest rate of 0.97%.  The Company recognized an aggregate conversion feature of $940,593 which was recorded as a derivative liability with an offset to discount on convertible notes and interest expense.  After consideration of the relative fair value of the warrants, a discount related to the conversion features was recorded as an offset to the carrying amount of the convertible debentures and was limited to $228,392.  The remainder of $712,201 was charged to interest expense.  The discount will be amortized over the two year term of the debenture.  For the period from issuance to December 31, 2010, amortization of the discount related to the conversion features amounted to $91,686.

The Company determined the relative fair value of the warrants to be $171,608 and recorded this amount as a discount to the carrying amount of the convertible debentures with an offset to derivative liability. The Company began amortizing the debt discount over the two year term of the debentures.  Amortization of the debt discount related to the warrants for the period ended December 31, 2010 was $67,689.  Additionally, due to anti-dilution provisions in the warrants, the Company determined that the warrants contained an embedded derivative due to the possibility of issuance of additional warrants.  The Company determined the aggregate fair value of the warrant derivative liability to be $311,488 and recorded $139,880 as additional interest expense on the issuance dates.  The fair value of the warrants was calculated by utilizing the Black-Scholes fair value methodology using the closing price of the Company’s common stock on the dates of issuance, 3 years for expected term, weighted average volatility of 331%, no dividends and weighted average risk free interest rate of 1.50%.

As summary of the first quarter 2010 convertible debentures net of discounts at their issuance dates and as of December 31, 2010 are as follows:

		December 31,
	At Issuance	2010

Face value of first quarter 2010 convertible debentures	$400,000	$400,000
Discount related to conversion feature	(228,392)	(136,706)
Discount related to relative fair value of warrants	(171,608)	(103,919)
Convertible promissory notes, net of discount	$-	$159,375

At December 31, 2010, the Company determined the fair value of the conversion feature derivative liability and the warrant derivative liability using the Black-Scholes pricing model with the following assumptions: closing price of the Company’s common stock at December 31, 2010 of $0.0044 per share, the conversion and exercise price of $0.0033 , a weighted average of 1.18 years expected term for the conversion features and a weighted average of 6.18 years expected term for the warrants, weighted average volatility of 111% for the conversion features and 288% for the warrants, and a weighted average risk free rate of 0.29% for the conversion features and 2.71% for the warrants.  For the period ended December 31, 2010, the Company recorded an aggregate debit adjustment to fair value these derivative liabilities of $1,040,922.  The resulting aggregate carrying value for the first quarter 2010 convertible debentures was $211,159 as of December 31, 2010.

The fair values of the derivative liability for the conversion features embedded within the convertible notes and the warrants issued with convertible notes related to the first quarter 2010 convertible debentures, assuming no change to the conversion price due to anti-dilution features, were as follows:

AMERICAN SCIENTIFIC RESOURCES, INCORPORATED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2010

		December 31,
	At Issuance	2010

Fair value of conversion feature derivative liability	$940,593	$301,955
Fair value of warrant derivative liability	311,488	87,958
First quarter 2010 debentures - derivative instruments at fair value	$1,252,081	$389,913

The exchange of the first quarter 2010 convertible debentures and warrants on May 13, 2010 was not deemed to be an extinguishment and reissuance of debt as the difference between the present values of the expected cash flow streams before and after the exchange did not exceed 10%.  Accordingly, the Company treated the exchange as a modification of terms.  The incremental difference in the expected cash flow immediately before and after the exchange, due to the change in valuation of the warrants of $1,336, was not deemed material and not recorded.  The Company began accruing interest at 10% on May 13, 2010 under the assumption that interest would be paid in cash.

Second quarter 2010 convertible debentures. On May 13, 2010, the Company entered into agreements with two investors to issue convertible debentures in the aggregate amount of $150,000 and warrants to purchase 7,500,000 shares of common stock for cash proceeds of $150,000 less a selling commission of $12,000.  The debentures mature two years from the date of issuance and are convertible at any time within that period at a conversion price equal to the lesser of $0.0066 per share or 90% of the volume weighted average price of the Company’s common stock for ten days immediately prior to conversion (now adjusted to $0.0033 per common share), but such conversion price shall not be below $0.0015.  The warrants are exercisable over seven years at $0.01 per share (now adjusted to $0.0033 per common share).  These convertible debentures accrue interest at 10% per annum if paid in cash or 12% per annum if paid in equivalent shares of common stock.  For the period ended December 31, 2010, the Company accrued interest expense at 10% in the amount of $9,458 related to these convertible debentures.  As described further below, due to dilution protections in the agreements, the conversion price has adjusted to $0.0033 per common share and the warrants have an exercise price of $0.0033 per common share as of December 31, 2010.

The conversion price is adjustable in the event of any stock dividends, stock splits and subsequent equity sales or grants of the Company’s common stock should the effective price per share be lower than the conversion price at the time of such issuance.  The holders of these convertible debentures may participate in any rights offering and shall participate in any distributions through adjustment of the conversion price.  The holders may also accelerate demand for outstanding principal and interest upon any change in control, merger, consolidation, substantial asset sale, tender offer or other fundamental transaction as defined in the convertible debenture.

The exercise price of the warrants is adjustable in the event of payment of dividends or any distribution of common stock, any reclassification or recapitalization, and any subsequent equity sales should the effective price per share be lower than the exercise price at the time of such issuance.  See Note 11 - Equity – Warrants for common shares.

At the commitment date, due to anti-dilution provisions in the convertible debentures, the Company determined that the conversion feature contained an embedded derivative. The Company determined the fair value of the conversion feature related to the convertible debentures by applying the Black-Scholes pricing model using the conversion price of $0.0066, the closing price of the Company's common stock on the date of issuance, 2 years for the expected term, weighted average volatility of 368%, no dividends and weighted average risk free interest rate of 0.87%.  The Company recognized an aggregate conversion feature of $281,251 which was recorded as a derivative liability with an offset to discount on convertible notes and interest expense.  After consideration of the relative fair value of the warrants of $57,691, a discount related to the conversion features was recorded as an offset to the carrying amount of the convertible debentures and was limited to $92,309.  The remainder of $138,462 was charged to interest expense.  The discount will be amortized over the two year term of the debenture.  For the period from issuance to December 31, 2010, amortization of the discount related to the conversion feature amounted to $29,200.

AMERICAN SCIENTIFIC RESOURCES, INCORPORATED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2010

As of May 13, 2010, the Company determined the relative fair value of the warrants to be $57,691 and recorded this amount as a discount to the carrying amount of the convertible debentures with an offset to derivative liability. The Company began amortizing the debt discount over the two year term of the debentures.  Amortization of the debt discount related to the warrants for the period ended December 31, 2010 was $18,249.  Additionally, due to anti-dilution provisions in the warrants, the Company determined that the warrants contained an embedded derivative due to the possibility of issuance of additional warrants.  The Company determined the aggregate fair value of the warrant derivative liability to be $93,746 and recorded $86,535 as additional interest expense on the issuance date.  The fair value of the warrants was calculated by utilizing the Black-Scholes fair value methodology using the closing price of the Company’s common stock on the dates of issuance, 7 years for expected term, weighted average volatility of 305%, no dividends and weighted average risk free interest rate of 2.98%.

As summary of the second quarter 2010 convertible debentures net of discounts at their issuance dates and as of December 31, 2010 are as follows:

		December 31,
	At Issuance	2010

Face value of second quarter 2010 convertible debentures	$150,000	$150,000
Discount related to conversion feature	(92,309)	(63,109)
Discount related to relative fair value of warrants	(57,691)	(39,442)
Convertible promissory notes, net of discount	$-	$47,449

At December 31, 2010, the Company determined the fair value of the conversion feature derivative liability and the warrant derivative liability using the Black-Scholes pricing model with the following assumptions: closing price of the Company’s common stock at December 31, 2010 of $0.0044 per share, the conversion and exercise price of $0.0033, a weighted average of 1.38 years expected term for the conversion features and a weighted average of 6.38 years expected term for the warrants, weighted average volatility of 111% for the conversion feature and 288% for the warrants, and a weighted average risk free rate of 0.29% for the conversion features and 2.71% for the warrants.  The Company recorded an aggregate debit adjustment to fair value of these derivative liabilities of $293,027 since issuance resulting in aggregate carrying values for the second quarter 2010 convertible debentures to be $81,970 as of December 31, 2010.

The fair values of the derivative liability for the conversion features embedded within the convertible notes and the warrants issued with the convertible notes related to the second quarter 2010 convertible debentures, assuming no change to the conversion price due to anti-dilution features, were as follows:

AMERICAN SCIENTIFIC RESOURCES, INCORPORATED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2010

		December 31,
	At Issuance	2010

Fair value of conversion feature derivative liability	$281,251	$141,522
Fair value of warrant derivative liability	93,746	32,988
Second quarter 2010 debentures - derivative instruments at fair value	$374,997	$174,510

Third quarter 2010 convertible debentures. On July 22, 2010, the Company entered an agreement with an investor to issue convertible debentures in the amount of $100,000 and warrants to purchase 5,000,000 shares of common stock for cash proceeds of $100,000 less a selling commission of $8,000.  The debentures mature two years from the date of issuance and are convertible at any time within that period at a conversion price of $0.004 per share (now $0.0033 per share).  The warrants are exercisable over seven years at $0.0075 per share (now $0.0033 per share).  These convertible debentures accrue interest at 10% per annum if paid in cash or 12% per annum if paid in equivalent shares of common stock.  For the period ended December 31, 2010, the Company accrued interest expense at 10% in the amount of $4,389 related to these convertible debentures.  As described further below, due to dilution protections in the agreements, the conversion price has adjusted to $0.0033 per common share and the warrants have an exercise price of $0.0033 per common share as of December 31, 2010.

The conversion price is adjustable in the event of any stock dividend, stock split and subsequent equity sale or grant of the Company’s common stock should the effective price per share be lower than the conversion price at the time of such issuance.  The holder of these convertible debentures may participate in any rights offering and shall participate in any distributions through adjustment of the conversion price.  The holder may also accelerate demand for outstanding principal and interest upon any change in control, merger, consolidation, substantial asset sale, tender offer or other fundamental transaction as defined in the convertible debenture.

The exercise price of the warrants is adjustable in the event of payment of any dividend or any distribution of common stock, any reclassification or recapitalization, and any subsequent equity sale should the effective price per share be lower than the exercise price at the time of such issuance.  See Note 11-Equity – Warrants for common shares.

At the commitment date, due to anti-dilution provisions in the convertible debentures, the Company determined that the conversion feature contained an embedded derivative. The Company determined the fair value of the conversion feature related to the convertible debentures by applying the Black-Scholes pricing model using the conversion price of $0.004, the closing price of the Company's common stock on the date of issuance, 2 years for the expected term, weighted average volatility of 331%, no dividends and weighted average risk free interest rate of 0.60%.  The Company recognized an aggregate conversion feature of $271,894 which was recorded as a derivative liability with an offset to discount on convertible notes and interest expense.  After consideration of the relative fair value of the warrants of $35,482, a discount related to the conversion features was recorded as an offset to the carrying amount of the convertible debentures and was limited to $64,518.  The remainder of $146,385 was charged to interest expense.  The discount will be amortized over the two year term of the debenture.  For the period from issuance to December 31, 2010, amortization of the discount related to the conversion feature amounted to $13,257.

As of July 22, 2010, the Company determined the relative fair value of the warrants to be $35,482 and recorded this amount as a discount to the carrying amount of the convertible debentures with an offset to derivative liability. The Company began amortizing the debt discount over the two year term of the debentures.  Amortization of the debt discount related to the warrants for the period ended December 31, 2010 was $7,291.  Additionally, due to anti-dilution provisions in the warrants, the Company determined that the warrants contained an embedded derivative due to the possibility of issuance of additional warrants.  The Company determined the aggregate fair value of the warrant derivative liability to be $54,996 and recorded $80,506 as additional interest expense on the issuance date.  The fair value of the warrants was calculated by utilizing the Black-Scholes fair value methodology using the closing price of the Company’s common stock on the dates of issuance, 7 years for expected term, weighted average volatility of 296%, no dividends and weighted average risk free interest rate of 2.38%.

AMERICAN SCIENTIFIC RESOURCES, INCORPORATED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2010

As summary of the third quarter 2010 convertible debentures net of discounts at their issuance date and as of December 31, 2010 are as follows:

		December 31,
	At Issuance	2010

Face value of third quarter 2010 convertible debentures	$100,000	$100,000
Discount related to conversion feature	(64,518)	(51,261)
Discount related to relative fair value of warrants	(35,482)	(28,191)
Convertible promissory notes, net of discount	$-	$20,548

At December 31, 2010, the Company determined the fair value of the conversion feature derivative liability and the warrant derivative liability using the Black-Scholes pricing model with the following assumptions: closing price of the Company’s common stock at December 31, 2010 of $0.0044 per share, the conversion and exercise prices of $0.0033 for the conversion feature and $0.0033 for the warrants, a weighted average of 1.55 years expected term for the conversion features and a weighted average of 6.55 years expected term for the warrants, weighted average volatility of 300% for the conversion feature and 288% for the warrants, and a weighted average risk free rate of 0.61% for the conversion features and 2.71% for the warrants.  The Company recorded an aggregate debit adjustment to fair value of these derivative liabilities of $201,326 resulting in aggregate carrying values for the third quarter 2010 convertible debentures to be $125,565 as of December 31, 2010.

The fair values of the derivative liability for the conversion features embedded within, and the warrants issued with, the convertible notes related to the third quarter 2010 convertible debentures, assuming no change to the conversion price due to anti-dilution features, were as follows:

		December 31,
	At Issuance	2010

Fair value of conversion feature derivative liability	$271,894	$126,095
Fair value of warrant derivative liability	54,997	21,994
Third quarter 2010 debentures - derivative instruments at fair value	$326,891	$148,089

Dilution adjustments.  On September 16, 2010, the Company granted Lanktree the right to convert the principal balance outstanding on Note 1 in the amount of $580,000 into shares of common stock at a conversion price of $0.004 per share.  As a result of anti-dilution provisions in various other debentures and warrant agreements, conversion prices related to the first and second quarter 2010 convertible debentures adjusted to $0.004 per share, and exercise prices related to warrants issued with the first, second and third quarter debentures adjusted to $0.004 per share.  The anti-dilution provisions also triggered the issuance of 45,625,000 warrants with an exercise price of $0.004.  At issuance, these additional warrants had approximately a six and two-thirds year term to match the remaining term of the originally issued warrants.  On September 16, 2010, the Company determined the aggregate fair values of the additional warrants to be $410,592 using the Black-Scholes pricing model with the following assumptions: closing price of the Company’s common stock on September 16, 2010, the exercise price of $0.004, 6.67 to 6.83 years for the expected term, weighted average volatility of 296%, and a weighted average risk free rate of 2.71%.  Based on application of the Black-Scholes pricing model on December 31, 2010, the aggregate fair values of the warrants related to these anti-dilution provisions was $200,702, resulting in a change in the fair value of these derivatives in the amount of $209,890 since September, 2010.

AMERICAN SCIENTIFIC RESOURCES, INCORPORATED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2010

On November 16, 2010, the Company granted an investor the right to purchase 15,000,000 shares of common stock in exchange for cash proceeds of $50,000 at $0.0033 per share.  As a result of anti-dilution provisions in various debentures and warrant agreements, conversion prices related to the first and second quarter 2010 convertible debentures adjusted to $0.0033 per share, and exercise prices related to warrants issued with the first, second and third quarter debentures adjusted to $0.0033 per share.  The anti-dilution provisions also triggered the issuance of an additional 15,718,844 warrants with an exercise price of $0.0033.  At issuance, these additional warrants had approximately a six and one-half year term to match the remaining term of the originally issued warrants.  On November 16, 2010, the Company determined the aggregate fair values of the warrants to be $72,274 using the Black-Scholes pricing model with the following assumptions: closing price of the Company’s common stock at November 16, 2010, the exercise price of $0.0033, 6.50 to 6.67 years expected term for the warrants, weighted average volatility of 287%, and a weighted average risk free rate of 2.13%.  Based on application of the Black-Scholes pricing model on December 31, 2010, the aggregate fair values of the warrants related to the share issuance was $69,122, resulting in a change in the fair value of these derivatives in the amount of $3,152 since November 2010.

2007 subscription agreement debentures. During 2007, the Company entered into subscription agreements with various investors issuing convertible promissory notes, 905,000 common shares and 1,810,000 warrants to purchase an equivalent number of common shares in exchange for proceeds of $905,000.  The warrants are exercisable at $1.00 per common share over a five year period from issuance.  The convertible promissory notes initially accrued interest at 10%, and all principal and interest was due on the first anniversary of their issuance date.  These notes were convertible into shares of our common stock at the option of each holder at (1) $0.25 per share, or (2) a 20% discount to the price per share issued in a financing transaction of at least $2,000,000, or (3) in the event of default, the conversion price adjusts to equal 80% of the Company’s average closing stock price during the five trading days prior to default.  Further, in the event of default, the interest rate adjusts to 15% per annum.

Each convertible promissory note issued in the subscription agreements had a term of one year and was not repaid.  Due to the default and reset of the conversion price to 80% of the fair value of the Company’s common stock five days prior to the default, the Company tested each convertible promissory note for an incremental beneficial conversion feature.  The Company’s Board of Directors has determined that the default date for each convertible promissory note was April 30, 2008.  The calculation of the conversion rate on such date was $0.01456 of principal outstanding to one share of common stock.  Based on the default provisions, as of December 31, 2010, noteholders may convert their principal balance into a total of 60,439,560 common shares.  Unless the Company declares a stock dividend, or there is some other re-capitalization of the Company, such as a stock split or reverse stock split, the conversion price established at the default date will not change.

On June 28, 2010, a holder of 2007 subscription agreement debentures converted $25,000 of principal and $8,551 of accrued interest into 2,302,696 shares of common stock at a conversion price of approximately $0.01456 per share.  As of December 31, 2010 and 2009, the Company had $880,000 and $905,000 of principal outstanding on these convertible promissory notes, respectively.

The subscription agreements for these debentures contain a registration rights penalty whereby, commencing upon six months from an initial unit sale and, for each monthly period thereafter that the common stock and the common stock underlying the warrants are not registered, the Company will issue 4,167 warrants per unit as a penalty to the subscription holder.  The Company failed to file a registration statement and consequently, beginning August 2007, the Company began valuing 4,167 warrants per outstanding unit as a penalty each month.  On January 21, 2010, the Company filed a registration statement with the SEC, but ultimately did not include the common stock, the initial issuance warrants and the penalty in the final registration statement that became effective on January 14, 2011.

AMERICAN SCIENTIFIC RESOURCES, INCORPORATED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2010

For the year ended December 31, 2010, additional penalty warrants aggregating 892,571were issued raising the total number of penalty warrants issued under the 2007 subscription debenture agreements to 2,640,964.  The penalty warrants are exercisable over five years from the date of issuance at an exercise price of $1.00 per share.  The aggregate value of the new penalty warrants issued during the year ended December 31, 2010 amounted to $8,033, which was charged to interest expense with an offset to derivative liability.  At each month end during 2010, the Company determined the value of the penalty warrants issued using the Black-Scholes pricing model with the following assumptions based on the circumstances then in effect: no dividend yield, an expected volatility ranging from 288% to 330%, a risk-free interest rate ranging from 1.27% to 2.55%, the month end market price per common share ranging from $0.0044 to $0.0114, the exercise price of $1.00 and an expected life of 5 years.

The penalty warrants have been determined to be a derivative instrument.  At December 31, 2010, the fair value of the each issuance of the penalty warrants has been determined by using the Black-Scholes pricing model with the following assumptions: no dividend yield, an expected volatility ranging from 288% to 300%, a risk-free interest rate ranging from 0.29% to 2.01%, and an expected life ranging from 1.67 to 5.00 years, the closing price of the Company’s common stock at December 31, 2010 of $0.0044 per share, and the exercise price of $1.00.  Based on the application of the Black-Scholes pricing model applied to each monthly issuance of the penalty warrants, a debit adjustment was recorded to the warrant derivative liability in the amount of $11,968 for the year ended December 31, 2010, resulting in these warrant derivative liabilities to be carried at their aggregate fair values of $10,810 at December 31, 2010.

For the year ended December 31, 2010, the Company recognized interest expense of $168,702, and had $381,002 of accrued interest payable at December 31, 2010, related to these convertible promissory notes.  Interest was calculated at 10% per annum for the initial term and at 15% per annum since default without compounding.  The convertible promissory notes also contain a provision whereby the noteholder may elect to convert accrued interest payable into shares of our common stock.  As of December 31, 2010, based on 80% of the prior five day average closing price of the Company’s common stock, accrued interest payable may be converted into 102,640,625 shares of common stock should all noteholders elect to do so.

A current member of our Board of Directors directly owns convertible promissory notes which provide for conversion into 50,000 common shares, 100,000 initial issuance warrants, and 146,652 penalty warrants.  Parties directly and indirectly related to this director own convertible promissory notes convertible into 300,000 common shares, 600,000 initial issuance warrants, and 866,022 penalty warrants.

9. INCOME TAXES

As a result of the Company incurring net losses, an income tax benefit in the form of net operating loss carry–backs and carry-forwards have been generated for the years ended December 31, 2010 and 2009.  Since the Company has not had taxable income for the last five years, utilization of net operating loss carry-backs is currently not possible.  The potential future benefit from income taxes arising from operations for the years ended December 31, 2010 and 2009 consist of the following:

AMERICAN SCIENTIFIC RESOURCES, INCORPORATED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2010

	2010	2009
Current:
Federal	$-	$-
State	-	-
Deferred:
Federal	839,900	522,500
State	-	-
	839,900	522,500
Increase in valuation allowance	(839,900)	(522,500)
Income tax benefit	$-	$-

The effective tax rates differ from the statutory rates for 2010 and 2009 primarily due to the following:

	2010		2009
		Effective Tax		Effective Tax
	Amount	Rate	Amount	Rate

Federal income tax liability (benefit)	$(2,393,900)	-34.0%	$(829,500)	-34.0%
State income tax liability (benefit)	-	0.0%	-	0.0%
Permanent differences	860,800	12.2%	307,000	12.6%
Temporary differences	693,200	9.8%	-	0.0%
Change in valuation allowance	839,900	11.9%	522,500	21.4%
	$-	0.0%	$-	0.0%

Permanent differences consist primarily of a portion of stock-based compensation, stock issued for interest, fines and penalties, and disallowed travel, meal and entertainment expenses.  Temporary differences are differences in the timing of deductions between those for tax and book purposes and consist of a portion of stock-based compensation and the patent impairment charge.

The Company’s net deferred tax assets consist primarily of net operating loss carry-forwards.  At December 31, 2010, the Company had federal net operating loss carry-forwards totaling approximately $16,794,700 which may be used to offset future taxable income.  These net operating loss carry-forwards expire over various years through 2024.  As of December 31, 2010 and 2009, the Company has determined that due to the uncertainty regarding its future profitability, a full valuation allowance is required for deferred tax assets.  Net deferred tax assets and liabilities are comprised of the following as of December 31, 2010 and 2009:

	2010	2009
Deferred tax assets:
Current	$-	$-
Non-current	5,272,800	4,432,900
Less valuation allowance	(5,272,800)	(4,432,900)
Net deferred tax assets	$-	$-
Net deferred tax liabilities	$-	$-

AMERICAN SCIENTIFIC RESOURCES, INCORPORATED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2010

The federal and states of Florida and Ohio are the significant tax jurisdictions where the Company files income, franchise and gross receipts tax returns as required.  There are currently no on-going examinations of tax returns by federal and state tax authorities.  The Company is delinquent with the filing of certain sales and use tax returns, whose liability, together with any interest and penalties that may be imposed by governmental authorities, is insignificant to the Company’s financial position and results of operations as of and for the years ended December 31, 2010 and 2009.  Other than the above, the Company does not have any uncertain tax positions meeting the ‘more-likely-than-not’ threshold.

10.  DERIVATIVE INSTRUMENTS:

The Company generally uses the Black-Scholes pricing model to estimate the fair values of its derivative instruments.  As of December 31, 2010, the Company used the following inputs in this model as appropriate for each derivative instrument:  no dividend yield, an expected volatility ranging from 111% to 318%, a risk-free interest rate ranging from 0.29% to 2.71%, and an expected life ranging from 1.13 to 6.55 years, the closing price of the Company’s common stock at December 31, 2010 of $0.0044 per share, and a conversion price or an exercise price ranging from $0.0033 to $0.004.  A summary of the fair values of the Company’s derivative instruments based on this model as of December 31, 2010, the 2010 grant date for such derivative instruments and December 31, 2009, is as follows:

		2010
	2010	Grant Date	2009
Conversion features:
First quarter 2010 issuance	$301,955	$940,593	$-
Second quarter 2010 issuance	141,522	281,251	-
Third quarter 2010 issuance	126,095	271,894	-
Total conversion features	569,572	1,493,738	-
Warrants:
First quarter 2010 issuance	87,958	311,488	-
Second quarter 2010 issuance	32,988	93,746	-
Third quarter 2010 issuance	21,994	54,997	-
2007 debentures - penalty warrants	10,810	9,787	21,124
Total warrants	153,750	470,018	21,124
Dilution warrants:
September 16, 2010 issuance	200,702	410,592	-
November 16, 2010 issuance	69,122	72,274	-
Total anti-dilution warrants	269,824	482,866	-
	$993,146	$2,446,622	$21,124

Effective May 13, 2010, the Company committed to issue more common shares than authorized by its Article of Incorporation.  If the Company would have been required to settle all of its outstanding warrants and liabilities (including contingent liabilities to be settled with equity not previously recorded) with common shares as of May 13, 2010, the Company would have been required to issue up to 377,460,076 common shares over its authorized amount of 2,500,000,000 common shares, assuming all targets and contingencies were met, representing 1,200,000 shares for the settlement of warrants and 376,260,076 shares for the settlement of liabilities including contingent liabilities not previously recorded (of which all but 26,978,022 shares have been recorded as liabilities).  Pursuant to ASC 815-40, Derivatives and Hedging – Contracts in Entity’s Own Equity, the Company’s policy with regard to settling outstanding financial instruments is to settle those with the latest maturity date first, which essentially sets the order of preference for settling the financial instruments.  Therefore, on May 13, 2010, the Company reclassified warrants to purchase 1,200,000 common shares with a fair value of $3,862 and recognized contracts to be settled with common stock (previously considered contingent liabilities not meeting recognition criteria) for 26,978,022 shares with a fair value of $337,225, from additional paid in capital to derivative liabilities.  Subsequent to May 13, 2010 through December 31, 2010, the Company committed to issue an additional 507,712,302 shares and warrants above the amount authorized of which all but 2,240,657 had been recorded as liabilities.  The fair value of the 2,240,657 shares on the day the Company committed to issue the additional shares was $15,719 (shares prior to our 200-to-1 reverse split).

AMERICAN SCIENTIFIC RESOURCES, INCORPORATED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2010

On December 31, 2010, the fair value of derivative liabilities for contracts to be settled with the Company’s common shares in excess of common share capital authorized aggregated $125,377. As of December 31, 2010, if the Company would be required to settle all of its outstanding warrants and liabilities (including contingent liabilities to be settled with equity) with common shares, the Company would be required to issue up to 885,172,378 common shares beyond the amount authorized as of December 31, 2010 of 2,500,000,000 common shares.  As of December 31, 2010, liabilities and derivative liabilities have been recorded for all 885,172,378 shares.  On February 11, 2011, the Company increased the number of authorized shares of its common stock from 2,500,000,000 to 5,000,000,000.

11.  EQUITY

Sale of common shares. In January 2010, the Company sold 12,686,567 shares of common stock for cash proceeds of $85,000 and paid a selling commission of $6,800.  Of the $85,000 total proceeds received from this issuance, $5,000 was advanced to the Company in December 2009 and recorded as an obligation to issue common stock.

In November 2010, the Company sold 15,000,000 shares of common stock for cash proceeds of $50,000.

On February 11, 2011, the Company increased the number of shares of its authorized common stock from 2.5 billion to 5.0 billion.  On March 21, 2011, the Company effected a 200-to-1 reverse split of its common stock shares.

Warrants for common shares. During the year December 31, 2010, the Company granted 99,185,723 warrants to purchase an equivalent number of shares of common stock to investors and consultants in connection with convertible debenture issuances.  These warrants are exercisable over three to seven year periods at exercise prices ranging from $0.004 to $1.00 per share.   A summary of the status of the Company’s outstanding common stock warrants as of and for the year ended December 31, 2010, excluding warrants issuable as contingent compensation, is as follows:

		Weighted	Proceeds	Weighted
	Warrants	Avg. Exercise	Upon	Avg. Remaining
	Exercisable	Price	Exercise	Life in Years

Balance December 31, 2009	25,818,392	$0.14	$3,588,392	2.78
Granted	114,904,567	0.02	1,641,597	6.97
Exercised	-	-	-	-
Cancelled	(28,500,000)	-	(337,000)	-
Balance December 31, 2010	112,222,959	0.04	$4,892,989	5.67

As of December 31, 2010, warrants to purchase 105,618,844 shares of the Company’s common stock contain a cashless exercise option based on the fair market value of the Company’s stock on the date of exercise.  Warrants to purchase 96,843,844 shares of the Company’s common stock contain provisions whereby the exercise price for the warrants adjusts proportionally with additional sales of equity (see Note 8 – Notes Payable – Dilution adjustments).  All warrants outstanding at December 31, 2010 contain other anti-dilution provisions should the Company become re-capitalized, incur adjustments for any reorganization, consolidation or merger, and other rights offering participation.

AMERICAN SCIENTIFIC RESOURCES, INCORPORATED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2010

Options for purchase of common stock.  In May 2007, the Company adopted a stock option plan which provides for the grant of options to officers, consultants and employees to acquire shares of the Company’s common stock at a purchase price equal to or greater than the fair market value as of the date of the grant.   Options are exercisable six months after the grant date and expire five years from the grant date.  The plan calls for a total of 3,000,000 common shares to be held for grant.  No options had been granted under this plan.

Share Based Compensation

Common stock issued for services to non-employees.  In June 2009, the Company issued 8,000,000 restricted shares of its common stock and 8,000,000 warrants to purchase an equivalent number of common shares to an entity for services rendered.  These services were valued at $33,580 based on the fair value of the common stock ($31,200) and warrants ($2,380) on the date of issuance.  In October 2009, the service provider filed suit against the Company, its directors and other parties for failure to register and lift trading restrictions on the common stock.  The service provider claimed damages arising from the alleged inability to sell the shares timely and realize certain profits.  Further, the service provider claimed anticipatory damages from alleged anticipated inability to sell certain other shares and the warrants.  In February 2010, the Company settled this litigation and issued 16,000,000 unrestricted shares of its common stock and cancelled the originally issued shares and warrants.  On December 31, 2009, the Company recognized an incremental expense from the settlement in the amount of $68,000, based on the closing bid price of the common stock on the date of settlement, and a corresponding obligation to issue common stock.  The Company also reversed the value of the warrants cancelled in the amount of $2,380.

In February 2010, the Company issued 1,000,000 restricted shares of common stock as payment for consulting services.  These shares were valued at the closing bid price for the Company’s common stock on the date of issuance amounting to $8,200, which was expensed.

In April 2010, the Company issued 10,000,000 restricted shares of common stock for investor relations and other consulting services to be performed over a six month period valued at $152,000 based on the closing bid price of our common shares on the date of issuance.  For the year ended December 31, 2010, the Company amortized $152,000 as operating, sales and administrative expenses.

In June 2010, the Company issued 10,000,000 restricted shares of common stock to five service providers for product development, legal, accounting and consulting services.  These shares valued at the closing bid price for our common shares on the date of issuance amounting to $96,000, which was expensed.

In September 2010, the Company issued 6,000,000 shares to a law firm for legal services rendered. These shares valued at the closing bid price for our common shares on the date of issuance amounting to $54,000, which was expensed.

In October 2010, the Company issued 5,000,000 shares to a Chinese manufacturer of the Company’s products.  These shares were valued at $42,000 based on the closing bid price of our common shares on the date of issuance.  This amount was expensed to operating, sales and administrative expenses.

See Note 12– Commitments and Contingencies – Service agreements for additional information regarding shares issued and issuable to employees.

AMERICAN SCIENTIFIC RESOURCES, INCORPORATED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2010

Common stock issued to employees. In June 2010, the Company issued 2,000,000 restricted shares of common stock to an employee for services rendered.  These shares valued at the closing bid price for our common shares on the date of issuance amounting to $19,200, which was expensed.

In August 2010, the Company issued 40,000,000 shares to four members of our Board of Directors. These shares valued at the closing bid price for our common shares on the date of issuance amounting to $400,000, which was expensed.

See Note 12 – Commitments and Contingencies – Employment agreements for additional information regarding shares issued and issuable to employees.

Obligation to Issue Common Shares

A summary of the Company’s obligations to issue common shares as recorded in these consolidated financial statements at December 31, 2010 and 2009, is as follows:

	2010		2009
	Common	Obligation Date	Common	Obligation Date
	Shares	Fair Value	Shares	Fair Value

Incremental shares and amount from settlement of litigation	-	$-	8,000,000	$68,000
Shares issuable as compensation	500,000	70,000	500,000	70,000
Advance on sale of common shares	-	-	-	5,000
	500,000	$70,000	8,500,000	$143,000

At December 31, 2010, in addition to the amounts in the above table, the Company has convertible securities, commitments, warrant agreements, employment agreements and other agreements that could obligate the Company to issue up to 1,239,939,699 additional common shares.

12.  COMMITMENTS AND CONTINGENCIES

Litigation. On August 15, 2008, a competitor filed suit in the United States District Court for the District of Massachusetts against Kidz-Med, Inc., American Scientific Resources, Incorporated and Tecnimed, Srl for patent infringement with regard to the Thermofocus thermometer.  Under the distribution agreement, Tecnimed is obligated to indemnify the Company against certain actions including this patent infringement action.  However, as part of the Settlement Agreement discussed in Note 8 – Notes Payable, the Company agreed to cover its own fees and expenses in connection with this litigation and agreed to waive any claim for lost profits that may arise within the indemnification provision.  The case is currently in pretrial discovery.  Tecnimed has provided the Company with a legal opinion that the thermometer does not violate the competitor’s patents.  The Company is unable to make an independent assessment of this patent infringement action and is relying on Tecnimed’s defense of this case.  As the Company believes that Tecnimed is capable and willing to defend the Company, and that the Company’s defense costs if any will not be significant, no provision for possible loss related to this litigation has been included in these consolidated financial statements.  In March 2010, the competitor filed an additional complaint against American Scientific Resources, Incorporated and Kidz-Med, Inc. in the United States District Court for the District of Massachusetts alleging that false advertising damaged the competitor.  The competitor is seeking to enjoin the Company from future false advertising and to recover unspecified monetary damages.  Based on the advice of counsel, the Company believes this case is without merit.  The Company intends to vigorously contest the complaint.

AMERICAN SCIENTIFIC RESOURCES, INCORPORATED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2010

On September 21, 2010, Tecnimed, Srl filed a complaint against the Company and its Kids-Med subsidiary in US District Court for the Southern District of New York alleging breach of a non-compete agreement and infringement on the Thermofocus trademark and trade dress.  In addition, the complaint alleges that the Company sold Thermofocus units in an unauthorized manner resulting in a breach of contract.  Further, the complaint alleges that the Company is in default on the payment of $209,802 of principal and $88,867 of interest under the notes due Tecnimed.  The complaint seeks a trial by jury, injunctions against manufacturing and selling products that are in competition with the Thermofocus and use similar trade dress, recall of product distributed and payment of unspecified amounts for ill-gotten gains, treble damages, punitive damages and attorneys’ fees.  The Company continues to believe the complaint is without merit and intends to pursue a vigorous defense.  On January 18, 2011, the US District Court for Southern New York granted Tecnimed’s request for a preliminary injunction and ordered the Company to stop selling the Vera Temp in the allegedly infringing package and to recall the product from retail customers within seven days.  The Company stopped shipping the thermometer in the allegedly infringing package and filed an emergency appeal for stay of this decision on January 31, 2011.  The stay was denied by the Court on February 10, 2011.  On February 11, 2011, after Tecnimed posted a $130,000 bond with the Court to compensate the Company in the event Tecnimed does not prevail in this action, the Company sent recall notices out to its retail customers.  The Company also complied with this injunction by changing its retail package to reflect the wishes of the Court.  The Court approved the new Vera Temp package on February 4, 2011.  The Company continues to ship the thermometer to retail customers in its new package.  The Company expects to incur approximately $25,000 of costs related to the recall, including shipping and repackaging costs, and has expensed such amount for the year ended December 31, 2010.

On October 26, 2010, Sanomedics International Holdings filed a complaint in District Court for the Southern District of Florida against the Company alleging that the Company infringed on plaintiff’s thermometer design patent, and upon an exclusive distribution and manufacturing agreement between the plaintiff and the Chinese manufacturer of the Company’s Vera Temp thermometer.  The complaint also alleges the Company wrongfully asserted dominion over plaintiff’s Food and Drug Administration clearances depriving plaintiff of its exclusive rights and interests. The complaint seeks injunctive relief, recall and destruction of all the Company’s Vera Temp thermometer products and marketing materials, and unspecified monetary damages, punitive damages and attorney’s fees.  The Company believes the complaint is without merit and intends to pursue a vigorous defense.

The Company has, and may in the future, become a party to various claims, complaints and legal actions arising in the ordinary course of business.  In the opinion of management, there are currently no additional legal matters that would have a further material adverse effect on the financial statements of the Company taken as whole as of December 31, 2010.

Employment agreements. In conjunction with the Disintegrator acquisition (See Note 7 –  Patent, Contingent Note Payable and Contingent Compensation), the Company entered into a ten year employment agreement with a former executive and majority owner of Safeguard in addition to the contingent compensation per the asset purchase agreement.  The employment agreement calls for a base salary of $10,000 per month beginning upon the receipt of $500,000 of combined new capital and revenue, and $20,000 per month beginning upon the receipt of $2,500,000 of combined new capital and revenue.  The $10,000 in monthly salary shall accrue for no longer than 6 months and be payable in full immediately upon reaching $500,000 of combined new capital and revenue.  The employment agreement may be terminated by the executive in the event of default with prior notice, and by the Company for cause, or death or permanent disability of the executive.  During the year ended December 31, 2010, the Company expensed $120,000 of base salary related to this agreement.  At December 31, 2010, $20,000 of base salary was unpaid.

Effective April 5, 2007, the Company entered into an employment agreement with our chief executive officer.  This agreement continues until another chief executive officer is appointed by a majority of our Board of Directors, either party terminates in accordance with the provisions of the agreement, or his death or permanent disability.  The agreement calls for a minimum salary of $10,000 per month plus additional cash and stock compensation upon the achievement for various milestones.  The Company has not made certain cash payments due under the agreement.  On December 15, 2010, the Company issued 1,000,000 shares of common stock to our chief executive officer and reduced accrued compensation payable by $50,000 (the value of these shares on the date of issuance was $5,000).  As of December 31, 2010, $310,000 has been accrued as compensation payable.  This employment agreement also called for the issuance of 500,000 fully-vested, restricted shares of the Company’s common stock upon execution.  As of December 31, 2010, the shares had not been issued, however the Company has accrued $70,000 as an obligation to issue shares based on the closing price on the date of grant.  In addition, the agreement called for the award of up to 500,000 warrants to purchase an equivalent number of common shares based on the achievement of certain revenue targets.  The warrants were exercisable at $0.25 per share over a period of three years from September 4, 2007.  During the first quarter of 2010, our chief executive officer was deemed to have earned 100,000 warrants to purchase equivalent shares of common stock.  However, these warrants were never issued.  Currently, there is no agreement in effect to issue warrants to our chief executive officer.

AMERICAN SCIENTIFIC RESOURCES, INCORPORATED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2010

On March 1, 2010, the Company entered into a five year employment agreement with an executive. The employment agreement calls for the monthly award of restricted shares of our common stock equivalent to $15,000 per month based on the average closing price for the month plus a 2% cash bonus for sales collected through June 30, 2010.  Beginning on the later of July 1, 2010, or date the Company’s registration statement with the SEC becomes effective, the executive shall be entitled to a base salary of $12,000 per month, plus a 2% cash bonus for sales collected and a 2% common stock bonus for sales collected.  The Company’s registration statement with the SEC became effective on January 14, 2011.  The shares issuable for the stock bonus shall be determined based on the five day average closing price prior to the collection of the sale.  The agreement also calls for the reimbursement of expenses including payment to the executive of up to $650 per month for office space.  For the period ended December 31, 2010, the Company issued 14,201,048 shares with a value of $128,000 to partially meet its obligation under this employment agreement.  At December 31, 2010, there were 3,409,091 shares issuable under the employment agreement with a value of $15,000.  Prior to March 1, 2010, this executive performed consulting services for the Company.  For the period ended February 28, 2010, the Company issued 4,622,230 shares with a value of $49,050 for consulting services.

Service agreements.  Beginning January 1, 2010, the Company and a marketing consultant entered into an amended agreement whereby the consultant is entitled to receive warrants valued up to $1,987,500 based upon the execution of certain licensing agreements and upon the achievement of certain collected revenue targets.  Upon achievement of the targets, warrants equivalent to the first $200,000 shall be issued based on the 30 day trailing weighted average price of the Company’s common stock.  The exercise price is to be determined as 50% of the 30 day trailing weighted average price.  All warrants are exercisable over 5 years from the date of issuance.  Upon achievement of the targets, beginning at $2,000,000 of revenues collected, warrants equivalent to $1,787,500 shall be issued based on the 30 day trailing weighted average price and an exercise price equal to the 30 day trailing weighted average price.  The Company will account for warrants issuable when the targets are met.  In addition, the consultant is entitled to a cash fee of $5,000 per month, plus reimbursement of out-of-pocket expenses, for services rendered through the conclusion of the agreement in August 2019.  The fee is subject to escalation up the achievement collected revenue targets as a result of the consultant’s efforts.  For the year ended December 31, 2010, the Company had incurred $131,903 for fees and expenses related to this amended agreement and paid $72,424.  In January 2011, the Company and the consultant settled all amounts due through December 31, 2010 for the issuance of 12,000,000 shares of our common stock, $15,000 in cash and $2,480 of expenses.  The shares were valued at $35,000 based on the value of unpaid services in accordance with the agreement between the parties.

On May 23, 2010, the Company entered into a consulting agreement for general management and financial advice effective January 1, 2010 and continuing through August 31, 2019.  The agreement called for compensation of $10,000 per month effective January 2010 and increases to $20,000 per month upon receipt by the Company of $2.5 million of the combined aggregate of new capital and revenue commencing on May 23, 2010, plus reimbursement of certain expenses.  The agreement required the consultant’s participation in any incentive, profit sharing, bonus, stock option and other similar plan on an equivalent basis to other senior managers of the Company.  In addition, the agreement calls for the issuance of 5,000,000 shares of our common stock upon the listing of our common stock on the Over-the-Counter Bulletin Board.  As of December 31, 2010, no amounts have been accrued for these shares as the contingency has not been met.  For the period ended December 31, 2010, the Company paid $57,176 related to the consulting agreement.  In addition, for the period ended December 31, 2010, the Company paid $42,880 of commissions to an entity affiliated with the consultant for assisting the Company secure $650,000 of convertible note financing.  In October 2010, the Company terminated this consulting agreement.

AMERICAN SCIENTIFIC RESOURCES, INCORPORATED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2010

Effective March 20, 2010, the Company entered into a one year consulting agreement for sales and marketing services.  This agreement entitles the consultant to a commission of 10% of the gross sales generated by the consultant from new customers, plus reimbursement of expenses.  This agreement was terminated in September 2010.  No sales commissions were earned by this consultant; however, $9,000 plus expenses was drawn by the consultant as advances against commissions to be earned.  In March 2011, the Company issued 15,000 shares of its common stock (shares adjusted for the effect of the 200-to-1 reverse stock split) as a settlement of all amounts due this consultant.  These shares were valued at $9,581 based on unpaid invoices from the consultant for commission draws and reimbursable expenses through the September 2010 termination.

Operating leases.  The Company currently leases office and warehouse space, and has entered into an agreement with a service providers for additional office space, each of which call for monthly payments.  One agreement is renewable on a month to month basis.  Another agreement calls for minimum obligations aggregating $10,500 through July 2011.  Rent expense for these offices and warehouse, including the Company’s portion of utilities, amounted to $59,860 and $13,741 for the years ended December 31, 2010 and 2009, respectively.

Purchase and sale agreements.  From time to time, the Company enters into agreements to purchase components and finished products for resale.  The purchase agreements have various durations and require the Company to purchase certain minimum quantities.  As of December 31, 2010, the Company has advanced $86,700 to a vendor, and shall owe $42,750 upon product delivery.  This amount was paid and product received in January 2011.

The Company has also entered into various exclusive and non-exclusive agreements to supply and distribute the Company’s products in various geographic areas.  Certain of these agreements require the Company to supply certain minimum quantities and contain various warranty provisions upon sale.  As of December 31, 2010, the Company believes it has no unrecorded obligations under any of these agreements.

13.  RELATED PARTY TRANSACTIONS

Our chief executive officer of the Company periodically advances funds to the Company on a short-term, non-interest bearing basis for working capital purposes.  As of December 31, 2009, $5,000 was due to this executive and such amount was repaid on January 9, 2010.  See Note 8 – Notes Payable for additional information regarding loans from related parties.

As discussed in Note 8 – Notes Payable, a current member of our Board of Directors directly owns notes convertible in common shares and warrants to purchase common shares.  In addition, this director is directly and indirectly related to Lender 2 and other holders of convertible notes.

In October 2008, the Company entered into a license agreement with a relative of the chief executive officer.  The license agreement calls for the payment of royalties equal to 20% of revenues from the Company’s sales or permitted use of certain copyrighted and trademarked, print and video material.  The license agreement continues for successive one year terms unless terminated by either party.  During year ended December 31, 2010, no amounts were paid or accrued under this license agreement.

 As discussed in Note 6 – Patent and in Note 12 – Commitments and Contingencies, the Company entered into an asset purchase agreement and an employment agreement with a former executive and majority owner of the Seller of the Disintegrator patent.  These agreements call for additional consideration and compensation payments based on the achievement of certain targets.

AMERICAN SCIENTIFIC RESOURCES, INCORPORATED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2010

14.  SUBSEQUENT EVENTS

Equity purchase agreement and issuance of Series A preferred stock. On February 3, 2011, the Company entered into an equity purchase agreement (the “Purchase Agreement”) with Southridge Partners II, LP.  Pursuant to the Purchase Agreement, Southridge agreed to purchase from the Company, for a period of up to 24 months commencing on the effective date of a registration statement filed by the Company for resale of the shares, up to $10,000,000 shares of the Company’s common stock.  The purchase price for the shares of common stock sold will be equal to 92% of the average of the lowest 2 daily closing prices for the 5 trading days immediately following the date on which the Company is deemed to provide a put notice under the Purchase Agreement.  The maximum amount of common stock that Southridge shall be obligated to purchase with respect to any single closing under the Purchase Agreement will be the lesser of $500,000 or 250% of the average dollar trading volume of the Company’s common stock for the 20 trading days immediately preceding the date on which the Company provides a put notice under the Purchase Agreement.  Upon execution of the Purchase Agreement, the Company issued Southridge a five-year warrant to purchase 25,000,000 shares of common stock at an exercise price of $0.00615, which may be exercised on a cashless basis if there is no effective registration statement for the resale of shares of common stock underlying the warrant six month following the issuance.

The Company agreed to issue to its management and directors a series of preferred stock with voting rights sufficient to grant such holders the ability to vote in favor of an increase in the Company’s authorized common stock and/or a reverse split of the outstanding shares of common stock.  Accordingly, on February 4, 2011, the Company issued to each of its four directors 12,500 shares each of its Series A Preferred Stock.  On February 11, 2011, the Company increased the number of authorized shares of its common stock from 2.5 billion to 5.0 billion.  In the aggregate, the Company issued 50,000 of its Series A Preferred Stock, which gave each of the holder 100,000 votes for each share of preferred stock owned.  The Series A Preferred Stock is non-participating in any dividends and not convertible.  The four members of the Company’s Board of Directors jointly held 5.0 billion votes immediately before and after the 200-to-1 reverse common stock split.

Issuances of common shares. On January 19, 2011, we issued 240,000 shares of our common stock for package design services valued at $1,200, which had been accrued at year-end.

As discussed in Note 12 – Commitments and Contingencies – Service agreements,  on January 21, 2011, we entered into an agreement with a marketing consultant to settle monthly retainer fees, out of pocket expenses and commissions due through December 31, 2010, and issued 12,000,0000 shares of our common stock in partial satisfaction of amounts due under the settlement agreement.  These shares were valued at $63,600 on the date of issuance.

On January 21, 2011, we issued 2,400,000 shares of our common stock to a public relations firm for six months of services through June 2011.  These shares were valued at $12,720 on the date of issuance.

On January 21, 2011, we issued 16,000,000 shares of our common stock to a partner in the law firm providing services to us as partial compensation for legal services.  These shares were valued at $84,800 on the date of issuance.

As discussed in Note 8 – Notes Payable – on February 2, 2011, the Company issued 32,000,000 shares of its common stock valued at $147,200, based on the closing price for the Company’s common stock on the date of the agreement, as consideration for extending the due dates on two short-term loans issued to Granite Financial Group.

On February 11, 2011, the Company increased the number of shares of its authorized common stock from 2.5 billion to 5.0 billion.

On February 16, 2011, the Company issued 10,000,000 shares for legal services.  These shares were valued at $43,000 based on the closing bid price of the Company’s stock on the date of issuance.

AMERICAN SCIENTIFIC RESOURCES, INCORPORATED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2010

On January 17, 2011, the Company entered into a 12 month agreement with a consultant for investor relations services in exchange for an aggregate consideration of $48,000 of which the Company has the option to pay $12,000 in cash over 12 months, or issue 2,400,000 common shares, plus the issuance of 7,200,000 common shares with an agreed value of $36,000.  On February 23, 2011, the Company issued the 7,200,000 common shares.

On February 25, 2011, the Company issued a $25,000 convertible note to Lanktree Consulting Corporation bearing interest at 12% per annum payable monthly.  The note matures on May 25, 2011 and is convertible into shares of the Company’s common stock at a fixed conversion price of $0.0033.  As additional consideration for entering into this note, the Company issued 5,000,000 shares of its common stock valued at $20,000 on the date of issuance.  Further, as discussed in Note 8 – Notes Payable, in consideration for extension for the payment of principal on Note 1, the Company issued 22,000,000 shares of its common stock valued at $88,000.  The Company also issued 5,000,000 shares of its common stock valued at $20,000 in exchange for extension of the due date on the $44,000 short-term note and reduction of the interest rate.  In the aggregate, 32,000,000 million shares were issued to Lanktree on March 2, 2011.

On March 4, 2011, the Company issued 13,011,364 shares of its common stock for interest due on the first, second and third quarter 2010 convertible debentures for the period from issuance through December 31, 2010.  These shares were valued at $57,250.

On February 10, 2011 and March 10, 2011, Granite Financial Group converted $5,000 and $82,500 of principal outstanding on the first quarter 2010 convertible debentures into 1,515,151 and 25,000,000 shares of common stock, respectively.  After these conversions, the principal outstanding on the first quarter 2010 issuances was $312,250.

On March 11, 2011, a holder of the 2007 subscription agreement debentures converted $70,735 of principal and interest into 23,578,333 shares of common stock.  The Company amended the terms of the note to permit conversion at $0.003 per share.

On March 10, 2011, the Company issued 10,000,000 for legal services and 10,000,000 shares for accounting services.  Each of these issuances was valued at $42,000 based on the closing bid price of the Company’s common stock on the date of issuance.

On March 16, 2011, the Company issued 5,728,106 common shares for legal services.  These shares represent a three month prepayment for such services and were valued at $22,340 based on the closing price of the Company common on the date of issue.  Per the underlying agreement, the shares issued were determined based on a formula dividing the fee by the prior 5 day average closing price of the Company’s stock prior to the date of issuance multiplied by a factor of 1.5.

As discussed in Note 12 – Commitments and Contingencies, in March 2010, the Company entered into an agreement with a consultant for sales and marketing services and terminated the agreement in September 2010.  On March 24, 2011, the Company issued 15,000 shares of its common stock (shares adjusted for the effect of the 200-to-1 reverse stock split) to this consultant as settlement for services rendered in during 2010.  These shares were valued at $9,581 based on unpaid invoices from the consultant for commission draws and reimbursable expenses through the September 2010.

On March 24, 2011, the Company entered into a securities purchase agreement whereby the Company issued 15,000 shares of its common stock (shares adjusted for the effect of the 200-to-1 reverse stock split) at $0.30 per share and warrants to purchase 400,000 of common stock at an exercise price of $0.0001 over seven years.  In exchange for issuing these shares and warrants, the received cash proceeds of $60,000.

AMERICAN SCIENTIFIC RESOURCES, INCORPORATED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2010

Reverse common stock split. On March 21, 2011, the Company effected a 200-to-1 reverse split of its shares of common stock.  Immediately prior to the reverse split, the Company had 2,345,905,633 of its common shares issued and outstanding which adjusted to 11,729,789 common shares as a result of the reverse split.

Litigation.  As discussed in Note 12 – Commitments and Contingencies – Litigation, on January 18, 2011, in the suit brought by Tecnimed, Srl against the Company and its affiliates, the Court granted Tecnimed’s request for a preliminary injunction and ordered the Company to stop selling the Vera Temp thermometer in allegedly infringing package and to recall the product from retail customers. The Company complied with this injunction by changing its retail package and the Court approved the new Vera Temp package on February 4, 2011.  The Company continues to ship the thermometer to retail customers in its new package.

Incentive Stock Plan. In January 2011, our Board of Directors approved the American Scientific Resources 2011 Incentive Stock Plan which allocates up to 100,000,000 shares (now 500,000 shares after the March 21, 2011, 200-to-1 reverse common stock split) of common stock for awards to directors, officers, selected employees and consultants as qualified and non-qualified stock options, and as restricted and non-restricted stock awards.

*  *  *  *