Form 10-Q
period 2011-03-31
AMERICAN SCIENTIFIC RESOURCES INC
filed 2011-05-23
CIK 1114605

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2011
or

☐	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from __________________ to __________________________

Commission file number: 333-171789

AMERICAN SCIENTIFIC RESOURCES, INCORPORATED
(Exact name of registrant as specified in its charter)

NEVADA	14-1820954
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

1112 Weston Road, Unit 278 Weston, FL	33326
(Address of principal executive offices)	(Zip Code)

(847) 386-1384
(Registrant's telephone number, including area code)

N/A
(Former name, former address and former fiscal year, if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).
Yes ☐ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of "large accelerated filer," "accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☐ (Do not check if smaller reporting company)	Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act)

Yes ☐ No ☒

Indicated the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date, 13,423,931 shares of common stock are issued and outstanding as of May 20, 2011.

TABLE OF CONTENTS [to be revised]

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING INFORMATION

Statements in this report may be “forward-looking statements.” Forward-looking statements include, but are not limited to, statements that express our intentions, beliefs, expectations, strategies, predictions or any other statements relating to our future activities or other future events or conditions. These statements are based on current expectations, estimates and projections about our business based, in part, on assumptions made by management. These statements are not guarantees of future performance and involve risks, uncertainties and assumptions that are difficult to predict. Therefore, actual outcomes and results may, and are likely to, differ materially from what is expressed or forecasted in the forward-looking statements due to numerous factors, including those described above and those risks discussed from time to time in this report, including the risks described under “Risk Factors,” in our Annual Report on Form 10-K for the year ended December 31, 2010, filed with the Securities and Exchange Commission, and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in this report and in other documents which we file with the Securities and Exchange Commission. In addition, such statements could be affected by risks and uncertainties related to our ability to raise any financing which we may require for our operations, competition, government regulations and requirements, pricing and development difficulties, our ability to make acquisitions and successfully integrate those acquisitions with our business, as well as general industry and market conditions and growth rates, and general economic conditions. Any forward-looking statements speak only as of the date on which they are made, and we do not undertake any obligation to update any forward-looking statement to reflect events or circumstances after the date of the filing of this report, except as may be required under applicable securities laws.

PART 1. - FINANCIAL INFORMATION

Item 1. Financial Statements.

AMERICAN SCIENTIFIC RESOURCES, INCORPORATED

INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2011

AMERICAN SCIENTIFIC RESOURCES, INCORPORATED
INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2011

Table of Contents

INTERIM CONDENSED CONSOLIDATED BALANCE SHEETS	5
INTERIM CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS	6
INTERIM CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ DEFICIT	7
INTERIM CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS	8
NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS	9

AMERICAN SCIENTIFIC RESOURCES, INCORPORATED
INTERIM CONDENSED CONSOLIDATED BALANCE SHEETS

	(Unaudited)
	March 31,	December 31,
	2011	2010
ASSETS
Current Assets:
Cash	$2,475	$15,924
Accounts receivable, net	17,356	81,500
Inventory, net	277,571	201,010
Inventory purchase deposits	-	86,700
Prepaid expenses and other current assets	82,078	26,184
Total current assets	379,480	411,318
Fixed assets, net	16,383	17,656
Patent, net	625,142	639,138
Total Assets	$1,021,005	$1,068,112

LIABILITIES AND SHAREHOLDERS' DEFICIT
Current Liabilities:
Accounts payable and accrued expenses	$1,013,536	$1,015,119
Accrued interest payable	641,544	618,340
Deferred revenue	78,016	26,368
Promissory notes payable, net of discount	613,447	599,062
Related party advances and notes payable	159,430	159,430
Other current liability	350,000	350,000
Obligation to issue common stock	70,000	70,000
Derivative instruments	302,007	1,118,523
Convertible promissory notes, net of discounts	1,669,328	1,604,000
Total current liabilities	4,897,308	5,560,842
Contingent note payable from patent purchase, net of discount	985,907	965,543
Convertible promissory notes, net of discounts	99,075	227,372
Liability for contingent compensation	48,814	43,519
Total liabilities	6,031,104	6,797,276
Commitments and contingencies	-	-
Shareholders' deficit:
Series A preferred stock, $.0001 par value; 500,000 shares authorized at December 31, 2010; 50,000 and 0 shares outstanding at March 31, 2011 and December 31, 2010, respectively	5	-
Series B convertible preferred stock, $.0001 par value; 500,000 shares authorized at December 31, 2010 and 2009; none outstanding	-	-
Common stock, $.0001 par value; 5,000,000,000 and 2,500,000,000 shares authorized; 12,142,358 and 2,145,232,679 shares issued and outstanding at March 31, 2011 and December 31, 2010, respectively (2011 share issuances adjusted for the March 21, 2011, 200-to-1 reverse common stock split)	1,214	214,524
Additional paid-in capital	23,209,270	21,128,703
Accumulated deficit	(28,220,588)	(27,072,391)
Total shareholders' deficit	(5,010,099)	(5,729,164)
Total liabilities and shareholders' deficit	$1,021,005	$1,068,112

See accompanying Notes to Interim Condensed Consolidated Financial Statements.

AMERICAN SCIENTIFIC RESOURCES, INCORPORATED
INTERIM CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
For the Three Months Ended March 31, 2011 and 2010
(Unaudited)

	2011	2010

Product sales, net	$101,247	$175,623
Cost of goods sold	(92,624)	(81,767)
Gross profit	8,623	93,856

Operating, sales and administrative expenses	(571,114)	(601,745)

Net loss from operations	(562,491)	(507,889)

Other income (expense):
Interest expense	(1,290,711)	(987,501)
Change in fair value of derivative instruments	817,308	31,914
Other expenses	(112,303)	(16,000)
Total other income (expense)	(585,706)	(971,587)

Net loss applicable to common shareholders	$(1,148,197)	$(1,479,476)

Weighted average number of common shares outstanding, basic and diluted	11,143,322	9,545,887

Basic and diluted net loss per common share	$(0.10)	$(0.15)

See accompanying Notes to Interim Condensed Consolidated Financial Statements.

AMERICAN SCIENTIFIC RESOURCES, INCORPORATED
INTERIM CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ DEFICIT
For the Three Months Ended March 31, 2011
(Unaudited)

	Series A Preferred Stock		Common Stock		Additional Paid-in	Accumulated
	Shares	Amount	Shares	Amount	Capital	Deficit	Total

Balance at December 31, 2010	-	$-	2,145,232,679	$214,524	$21,128,703	$(27,072,391)	$(5,729,164)

Adjustment for 200-to-1 reverse common stock split	-	-	(2,134,506,239)	(213,451)	213,451	-	-

Issuance of preferred stock to directors	50,000	5	-	-	12,795	-	12,800

Conversion of convertible debentures and accrued interest into common stock	-	-	598,077	60	257,808	-	257,868

Common stock and warrants issued for cash	-	-	15,000	2	59,998	-	60,000

Common stock issued in conjunction with debt issuances	-	-	25,000	2	11,109	-	11,111

Common stock issued for extensions of debt payment obligations	-	-	295,000	29	255,171	-	255,200

Conversion price adjustment granted to induce debt conversion into common stock	-	-	-	-	791,100	-	791,100

Common stock and warrants issued for services	-	-	92,841	9	81,832	-	81,841

Common stock issued for trade payables	-	-	390,000	39	244,761	-	244,800

Warrants recorded as contingent compensation	-	-	-	-	40,239	-	40,239

Warrants issued for services	-	-	-	-	112,303	-	112,303

Net loss	-	-	-	-	-	(1,148,197)	(1,148,197)

Balance at March 31, 2011	50,000	$5	12,142,358	$1,214	$23,209,270	$(28,220,588)	$(5,010,099)

See accompanying Notes to Interim Condensed Consolidated Financial Statements.

AMERICAN SCIENTIFIC RESOURCES, INCORPORATED
INTERIM CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
For the Three Months March 31, 2011 and 2010
(Unaudited)

	2011	2010
Cash flow from operating activities:
Net loss	$(1,148,197)	$(1,479,476)
Adjustments to reconcile net loss to net cash used in operating activities:
Amortization of contingent note payable and note discounts	106,780	45,427
Depreciation and patent amortization	15,269	53,187
Allowance for doubtful accounts	3,724	-
Adjustment to conversion price to induce conversion to equity	791,100	-
Change in fair value of derivative instruments	(817,308)	(31,914)
Derivative liabilities resulting from issuance of convertible notes	-	854,587
Incremental derivative liabilities	792	-
Common stock issued for new debt and debt payment extensions	266,311	-
Stock based compensation	247,183	71,527
Contingent compensation payable	5,295	8,333
Changes in operating assets and liabilities:
Accounts receivable	60,420	228
Inventory and inventory deposit	10,139	51,945
Prepaid expenses and other assets	(55,894)	10,764
Accounts payable and accrued expenses	243,217	32,872
Accrued interest payable	111,072	89,861
Deferred revenue	51,648	-
Net cash used in operating activities	(108,449)	(292,659)

Cash flow used in investing activities:
Purchase of fixed assets	-	(2,350)
Net cash used in investing activities	-	(2,350)

Cash flow from financing activities:
Payments on promissory notes payable	-	(26,027)
Payment on related party notes payable	-	(5,000)
Proceeds from convertible promissory notes	35,000	200,000
Obligation to issue common stock	-	59,050
Proceeds from issuance of common stock and warrants	60,000	78,200
Net cash provided by financing activities	95,000	306,223

Net increase (decrease) in cash	(13,449)	11,214
Cash and cash equivalents at beginning of period	15,924	11,357
Cash and cash equivalents at end of period	$2,475	$22,571

Supplemental disclosures:
Cash paid for interest	$12,480	$258
Cash paid for income taxes	$-	$-
Non-cash financing activities:
Common stock issued upon cancellation of warrants	$-	$68,000
Conversion of convertible debentures to common stock	$170,000	$-
Common stock issued for trade payables	$244,800	$-
Common stock issued for interest	$87,868	$-
Cancellation of shares upon issuance of convertible notes	$-	$(200,000)

See accompanying Notes to Interim Condensed Consolidated Financial Statements.

AMERICAN SCIENTIFIC RESOURCES, INCORPORATED
NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2011

1.  ORGANIZATION

American Scientific Resources, Incorporated, a Nevada corporation (“ASRI”, together with its wholly-owned subsidiary, Kidz-Med, Inc., the “Company”), develops, manufactures, assembles, markets and distributes medical products.  The Company distributes a line of medical and medicine delivery devices for children and sensitive adults including a clinical non-contact thermometer (the Vera Temp Non-Contact Thermometer) and a needle and lancet destruction device (the Disintegrator Plus®).  Products are distributed primarily through leading retail drug and grocery chains, worldwide medical suppliers, the Company’s website and other on-line sites.  The Company’s common stock is quoted on the OTCQB, and trades under the ticker symbol ASFX.

On February 11, 2011, the Company increased the number of shares of its authorized common stock from 2.5 billion to 5.0 billion.  On March 21, 2011, the Company effected a 200-to-1 reverse split of its common stock, reducing the total amount of common stock issued and outstanding to 11,729,789 shares on that date.  The Company has retroactively adjusted common share and per common share amounts for the effect of the reverse split.  Unaudited, pro forma weighted average shares outstanding and net loss per share have been included on the face of the Company’s consolidated statements of operations reflecting the post-split effect of the reverse stock split.  Common share and per common share information in these financial statements has generally been presented on a split adjusted basis.

2.  GOING CONCERN

These financial statements have been prepared assuming that the Company will continue as a going concern.  As of and for the three months ended March 31, 2011, the Company had current liabilities that exceeded current assets by $4,517,828, has incurred a net loss of $1,148,197, and used $108,449 of cash in operating activities.  As reported in the December 31, 2010 audited financial statements, the Company had current liabilities that exceeded current assets by $5,149,524 at December 31, 2010, and had reported a net loss of $7,040,767 and used $896,346 of cash in operating activities for the year ended December 31, 2010.  In addition, the Company remains in default with regard to payment of certain of its obligations.  At March 31, 2011, the amount of principal outstanding on notes payable for which the Company was in default amounted to $1,410,377.  Subsequent to March 31, 2011, additional notes payable entered into events of default raising the aggregate indebtedness in default to $2,159,377 as of the date of these financial statements.  These conditions raise operating and liquidity concerns and substantial doubt about the Company's ability to continue as a going concern.  The financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result from the outcome of this uncertainty.  The Company’s continued existence is dependent upon its ability to successfully execute its business plan, secure additional sources of liquidity and obtain accommodating credit terms from vendors, note holders and other creditors.  Should the Company be unable to renegotiate the terms and conditions on its debt obligations or otherwise be unable to pay its accounts payable when due, the Company may incur materially higher interest and other expenses, and the debt holders could foreclose on their collateral and commence legal action against the Company to recover amounts due which ultimately could require the disposition of some or all of the Company’s assets.  Any such action may require the Company to curtail or cease operations.

 AMERICAN SCIENTIFIC RESOURCES, INCORPORATED
NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2011

Operations have been funded primarily by issuances of convertible debt, issuances of the Company’s securities and revenue generated from sales of the Company’s products.  Current and future operations are expected to be funded from sales of the Company’s products and new investment.  To the extent that any excess cash is generated from operations, it has been, and will continue to be, used for the payment of debt and other trade obligations.  Management believes that, based on the anticipated level of sales, and continued support through reasonable and accommodating credit terms from vendors, debt holders and other creditors, the Company can continue operating in the short-term.  Over the last three years, the Company used proceeds from the sales of convertible notes, short-term loans and sales of shares of its common stock to develop the Company’s Vera Temp Non-Contact Thermometer and the Disintegrator Plus®.  Proceeds from any future sales of the Company’s securities are also expected to be used primarily for product development and operating expenses.  In July 2010, the Company secured credit facilities to finance purchases of product and to factor accounts receivable.  In February 2011, the Company entered into an equity purchase agreement whereby an entity agreed to purchase from the Company common shares with a value up to $10,000,000 for resale subject to the effectiveness of a registration statement and other conditions. The Company may continue to offer its securities for payment of services and other obligations.

3.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Interim reporting.  While the information presented in the accompanying interim condensed consolidated financial statements is unaudited, it includes all adjustments, which are, in the opinion of management, necessary to present fairly the financial position, results of operations and cash flows for the interim periods presented in accordance with accounting principles generally accepted in the United States of America.  These interim financial statements follow the same accounting policies and methods of application as used in the December 31, 2010 audited financial statements of the Company. All adjustments are of a normal, recurring nature.  Interim financial statements and the notes thereto do not contain all of the disclosures normally found in year-end audited financial statements, and these Notes to Interim Condensed Consolidated Financial Statements are abbreviated and contain only certain disclosures related to the three month period ended March 31, 2011.  It is suggested that these interim financial statements be read in conjunction with the Company’s year-end audited December 31, 2010 financial statements. Operating results for the three months ended March 31, 2011 are not necessarily indicative of the results that can be expected for the year ending December 31, 2011.

Principles of consolidation.  Effective January 1, 2011, the Company closed the accounts of Kidz-Med, Inc. and made the subsidiary inactive.  The parent company, American Scientific Resources, Incorporated, will continue to develop products using the Kidz-Med brand name.  The accompanying consolidated financial statements include the accounts of ASRI, and as of and for the three months ended March 31, 2010, its wholly-owned subsidiary, Kidz-Med, Inc.  All significant inter-company transactions have been eliminated.

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

 AMERICAN SCIENTIFIC RESOURCES, INCORPORATED
NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2011

The Company provides a one year limited warranty on most of its retail product sales.  Specific warranty and right of return arrangements are negotiated with wholesalers.  Revenues in the consolidated statement of operations are shown net of any discounts and actual returns of product.  In the Company’s experience, returns for malfunctioning product resulting in warranty claims generally have been insignificant, and as such, no provision for warranty claims is provided in these consolidated financial statements.  Returns of merchantable product are reversed from revenue and returned to inventory for re-sale upon the Company’s receipt of the product.  During the first quarter of 2011, as a result of the court ordered recall for re-packaging (see Note 11 – Commitments and Contingencies – Litigation), the Company reversed $61,904 from revenue.

The Company records shipping and handling charges billed to customers as revenue and the related expense in cost of goods sold, in accordance with its revenue recognition policy.

For the three months ended March 31, 2011 and 2010, a majority of the Company’s revenues were generated from sales of thermometers.  It is impracticable to provide additional product sales information.

During the three months ended March 31, 2010, $37,208 of revenue from sales of a previous period whose collection was in doubt was recognized upon the collection of cash.

Inventory and Cost of Goods Sold.  The Company’s inventories consist of finished goods, packaged and unpackaged product, packing supplies and spare parts.  Inventories are stated at lower of cost or market using the first-in first-out method.  Freight for components, labor and warehouse overhead expenses related to assembly and packaging are allocated to the cost of products. Excess and unused packaging and re-packaging costs are expensed.  The Company has a variety of spare parts, a portion of which are deemed to have no value for accounting purposes as management has determined that it is doubtful that any amounts will be realized from the ultimate disposition of these spares parts.

Patent. On December 31, 2010, the Company recorded an impairment charge to write-down the carrying value of the Disintegrator® patent to $639,138 representing the present value of expected future cash flows over the remaining life of the patent.  The Company continues to estimate that market demand for the patent will exceed the patent life expiring in May 2022, and therefore beginning January 1, 2011, started amortizing the adjusted value of the patent on a straight-line basis over the remaining patent life.  Should the Company’s estimate of market demand change, the Company will adjust its patent amortization schedule accordingly.  The Company records amortization expense as a component of operating, sales and administrative expenses.

Earnings (Loss) per share. Basic net income (loss) per common share is computed using the weighted average number of common shares outstanding during the periods.  Diluted net income (loss) per share is computed using the weighted average number of common and dilutive common equivalent shares outstanding during the period.

After consideration of the 200-to-1 reverse common stock split, potentially dilutive common shares at March 31, 2011 aggregate up to 6,467,002 shares, consisting of:  1,087,194 shares issuable upon the exercise of outstanding warrants;  273,867 shares available upon conversion of the 2007 subscription agreement debentures; up to 128,772 shares issuable should all of the 2007 convertible debt noteholders elect to convert accrued interest to common shares; up to 1,693,182 shares available upon conversion of the first, second and third quarter 2010 convertible debentures; 897,788 shares issuable upon conversion of the notes to Lanktree; 16,667 shares issuable to Lender 3 upon conversion, and up to 2,369,532 shares committed as part of obligations to employees and service providers upon reaching certain targets.  The above figures exclude shares issuable under the Company’s stock option and incentive stock plans.

Fair value measurements. The FASB’s Accounting Standards Codification defines fair value as the amount that would be received for selling an asset or paid to transfer a liability in an orderly transaction between market participants and requires that assets and liabilities carried at fair value are classified and disclosed in the following three categories:

 AMERICAN SCIENTIFIC RESOURCES, INCORPORATED
NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2011

Level 1 – Quoted prices for identical instruments in active markets.
Level 2 – Quoted prices for similar instruments in active or inactive markets and valuations derived from models where all significant inputs are observable in active markets.
Level 3 – Valuations derived from valuation techniques in which one or more significant inputs are unobservable in any market.

Given the conditions surrounding the trading of the Company’s equity securities, the Company values its derivative instruments related to embedded conversion features and warrants from the issuance of convertible debentures in accordance with the Level 3 guidelines.  For the three month period ended March 31, 2011, the following table reconciles the beginning and ending balances for financial instruments that are recognized at fair value in these condensed consolidated financial statements.

	Balance at			Balance at
	December 31,	New	Change in	March 31,
	2010	Issuances	Fair Values	2011
Level 3 -
Derivative liabilites from:
Conversion features	$569,572	$-	$(460,087)	$109,485
Warrants	153,750	792	(84,635)	69,907
Anti-dilution provisions triggered by issuances of common stock equivalents	269,824	-	(147,209)	122,615
Derivative instruments	993,146	792	(691,931)	302,007
Contracts to be settled with common shares in excess of share capital authorized	125,377	-	(125,377)	-
	$1,118,523	$792	$(817,308)	$302,007

Recent accounting pronouncements.  Management does not believe that any recently issued, but yet effective, accounting standards if currently adopted would have a material effect on accompanying condensed consolidated financial statements.

4.  ACCOUNTS RECEIVABLE

In July 2010, the Company entered into a $1.0 million accounts receivable factoring facility with a purchaser to sell its qualified accounts receivable in exchange for advance of funds equivalent to 80% of the value of receivables.  The facility may be terminated by either party at any time, and there are no obligations to sell or purchase any quantities of the Company’s accounts receivable by any party.  While the facility calls for the sale, assignment, transfer and conveyance of all rights, title and interests in the selected accounts receivable, the purchaser may put and charge-back any receivable not paid to the purchaser within 60 days of purchase or for which there is a dispute.  As collateral for the repayment of advances for receivables sold, the purchaser has a priority security interest in substantially all present and future assets and rights of the Company including accounts receivable, inventory, property, equipment and intangible assets.  The purchaser has required that the Company notify customers that payments must be made to a lock-box controlled by the purchaser.  The purchaser provides a rebate ranging from 14.60% to 19.10% of the value of the gross receivables sold based upon the timing of collection of the receivable.  The purchaser is also entitled to charge various fees, expenses and interest.

AMERICAN SCIENTIFIC RESOURCES, INCORPORATED
NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2011

For the three months ended March 31, 2011, the Company had sold $41,084 of its accounts receivable and received advances of $32,867.  For the three months ended March 31, 2011, the Company had received rebates of $19,630 for prompt payment of receivables sold and been charged fees, expenses and interest aggregating $3,098 by the purchaser. As of March 31, 2011 and December 31, 2010, $6,053 and $45,939, respectively, of accounts receivables had not been paid and was subject to charge-back by the purchaser.  A summary of accounts receivable as of March 31, 2011 and December 31, 2010 is as follows:

	March 31,	December 31,
	2011	2010

Accounts receivable, gross	$28,409	$128,715
Accounts sold with recourse	(6,053)	(45,939)
Accounts not sold	22,356	82,776
Allowance for doubtful accounts	(5,000)	(1,276)
	$17,356	$81,500

The provision for bad debts was $3,724 and $0 for the three months ended March 31, 2011 and 2010, respectively.

5.  INVENTORY

As of March 31, 2011 and December 31, 2010, the Company’s inventory consisted of Vera Temp thermometers, Disintegrator Plus® and other finished products including components, assemblies and packaging materials related thereto as follows:

	March 31,	December 31,
	2011	2010

Finished goods	$254,207	$105,091
Work in progress	23,364	95,919
	$277,571	$201,010

6.  FIXED ASSETS, NET

Fixed assets, net of accumulated depreciation, consist of the following at March 31, 2011 and December 31, 2010:

	March 31,	December 31,
	2011	2010

Equipment and computers	$20,931	$20,931
Less accumulated depreciation	(4,548)	(3,275)
	$16,383	$17,656

Depreciation expense was $1,273 and $494 during the three months ended March 31, 2011 and 2010, respectively.

 AMERICAN SCIENTIFIC RESOURCES, INCORPORATED
NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2011

7.  PATENT, CONTINGENT NOTE PAYABLE AND CONTINGENT COMPENSATION

On September 10, 2009, ASRI purchased a patent for a needle destruction device known as the Disintegrator® (including trademarks for the Disintegrator®, Disintegrator Plus® and Disintegrator Pro®) and other assets from Safeguard Medical Technologies, LLC (“Safeguard” or the “Seller”) in exchange for 250,000,000 shares of common stock (1,250,000 shares after consideration of the 200-to-1 reverse stock split) and assumption of a contingent note payable up to $1,200,000.  Accordingly, the Company recorded the patent at $2,652,272 equivalent to the trading value of the 250,000,000 shares of common stock (1,250,000 shares after consideration of the 200-to-1 reverse stock split) at the closing bid price on September 10, 2009 in the amount of $1,875,000 and the discounted amount of a $1,200,000 assumed contingent note payable in the amount of $777,272.  On December 31, 2010, the Company recorded a patent impairment charge of $1,749,664 to write-down the carrying value of the patent to $639,138 representing the present value of expected future cash flows over the remaining life of the patent. For the three months ended March 31, 2011 and 2010, amortization expense amounted to $13,996 and $52,694, respectively.  As of March 31, 2011, the carrying value of the patent was $625,142.

The assumed $1.2 million, non-interest bearing, contingent note is payable to a party related to the Seller in two installments upon reaching certain targets.  The first installment of $600,000 is payable upon the Company reaching $6,000,000 in combined new capital and revenue from sales of the Disintegrator Plus® and certain other products introduced by the Seller within two (now three) years of September 10, 2009.  The second installment of $600,000 is payable upon the Company reaching an additional $4,000,000 of combined new capital and revenue within two years of the due date of the first installment.  At the Company’s option, the first and second installments may each be paid over 12 months after achievement of the respective combined capital and revenue targets.  As it is probable that the Company will reach the combined capital and revenue targets within four (now five) years, the $1.2 million note obligation has been recognized at a discount.  Subsequent changes to the Company’s estimate of the amount due on this contingent note payable will be recorded in the Company’s financial statements when known.  During the three months ended March 31, 2011 and 2010, the Company recognized $20,364 and $36,052 of interest expense related to amortization of this contingent note payable, respectively, raising the balance of the contingent note payable to $985,907 as of March 31, 2011.

Simultaneous with the patent acquisition, the Company agreed to hire an executive and majority owner of the Seller to assist with operations, sales and marketing, and entered into a ten year employment agreement with the executive (See Note 11 – Commitments and Contingencies), and retain the Seller for production, engineering and quality control services.  In consideration for entering into the employment agreement and other agreements with the Seller, the Company agreed to issue up to 250,000,000 warrants (1,250,000 warrants after consideration of the 200-to-1 reverse stock split) and pay up to $200,000 as a cash bonus, both contingent upon future sales of the Disintegrator® and certain other products, to the executive and majority owner of the Seller.  Management determined that the contingent warrants and contingent bonus payable qualified for treatment as contingent compensation for accounting purposes.  Subsequent changes to the Company’s estimate of the total amount of compensation due will be recorded in the Company’s consolidated financial statements when known.

As it is probable that the Company will reach $7.0 million in sales over the next three (now four) years, the Company currently anticipates the issuance of 100,000,000 warrants (500,000 warrants after consideration of the 200-to-1 reverse stock split), which were determined to have a fair value of $759,925 as of September 10, 2009.  In accordance with ASC No. 718-10, Compensation – Stock Compensation, the Company is recording monthly compensation expense for the fair value of the warrants payable.   For the three months ended March 31, 2011 and 2010, the Company recorded $40,239 and $63,327, respectively, as compensation expense with an offset to additional paid in capital.  Since inception, total charges to compensation expense for this contingent compensation have amounted to $370,948.  The Company will adjust the total amount of recorded compensation expense as recorded in the consolidated financial statements upon the occurrence of an event which would indicate a change to the level of the achievable sales.

As it is probable that the Company will reach $7.0 million in sales over three (now four) years, the Seller is entitled to a $100,000 cash bonus, which was deemed to have a fair value of $64,066 on September 10, 2009.  The Company is accruing monthly compensation expense for the anticipated full amount of the bonus payable on a straight-line basis over the three (now four) year period that the services are to be performed.  During the three months ended March 31, 2011 and 2010, the Company recognized $5,295 and $8,333, respectively, as compensation expense related to this liability for contingent compensation, raising the balance to $48,814 as of March 31, 2011.

AMERICAN SCIENTIFIC RESOURCES, INCORPORATED
NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2011

On March 9, 2011, the Company’s Board of Directors agreed to extend the deadlines for meeting the measurement dates for determining the triggers for the $1.2 million contingent note to Safeguard and the warrants and cash bonus payable to the executive for one year.  The first installment on the $1.2 million contingent note of $600,000 is now payable upon the Company reaching $6,000,000 in combined new capital and revenue from sales of the Disintegrator Plus® and certain other products introduced by the Seller on or before September 10, 2012.  The measurement date for issuance of up to 250,000,000 warrants (1,250,000 warrants after consideration of the 200-to-1 reverse stock split) and payment of up to $200,000 as a cash bonus to the executive and majority owner of Safeguard, both contingent upon future sales of the Disintegrator® and certain other products, has now been extended to four years, or September 10, 2013.  These extensions are currently not expected to affect the total amount of the Company’s accrual for such note and compensation obligations.  Effective January 1, 2011, the Company extended the period over which the contingent note and compensation obligations are being amortized.

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

In July 2010, the Company and Lanktree settled on the principal and amount of cash interest due on Note 1 at $580,000 and a commitment for the issuance of common shares. Further, the settlement specifies that interest on the new principal amount shall cease to accrue for a period of 180 days from July 13, 2010.  As part of the settlement, the parties agreed that at any time after 180 days, the holder of the note now had the right, but not the obligation, to convert any portion of the $580,000 principal, and accrued interest if any, and any fees which may become the responsibility of the Company, into common stock at a fixed conversion price of $0.004 per share.  On September 22, 2010, the parties amended the agreement to allow for conversion of the $580,000 of principal and any accrued interest at any time.  In September 2010, Lanktree converted $100,000 of the $580,000 obligation into 25,000,000 shares of common stock (125,000 shares after consideration of the 200-to-1 reverse split).  In October 2010, Lanktree converted another $100,000 of principal related to the original $580,000 obligation into 25,000,000 shares of common stock (125,000 shares after consideration of the 200-to-1 reverse split) leaving a balance due of $380,000 as of December 31, 2010 and as of March 31, 2011.

Effective January 1, 2011, the Company entered into an agreement to extend the due date on the $380,000 balance outstanding on Note 1 to June 30, 2011 and pay interest monthly at 12% per annum.   On March 2, 2011, in consideration for the extension, the Company issued 22,000,000 shares of its common stock (110,000 shares after consideration of the 200-to-1 reverse stock split) valued at $88,000 on the date of issuance.

Lanktree – Short-term notes.  On June 24, 2010, the Company issued a convertible promissory note in the amount of $44,000 and received cash proceeds of $40,000.  This note matured on December 24, 2010, and on February 23, 2011, the due date on this loan was extended to December 24, 2011.  This note initially bore interest at 12% per annum payable monthly.  In conjunction with the extension, the interest rate on the note was reduced to 9% per annum beginning December 24, 2010.  In exchange for the due date extension and reduction of the interest rate, on March 2, 2011, the Company issued 5,000,000 shares of its common stock (25,000 shares after consideration of the 200-to-1 reverse stock split) valued at $20,000 on the issuance date.  As interest for the month of March 2011 has not been paid, this loan is currently in default.

AMERICAN SCIENTIFIC RESOURCES, INCORPORATED
NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2011

On February 25, 2011, the Company issued a $25,000 convertible note to Lanktree bearing interest at 12% per annum payable monthly.  The note matures on May 25, 2011 and is convertible into shares of the Company’s common stock at a fixed conversion price of $0.0033 per share ($0.66 per share after the 200-to-1 reverse stock split).  As additional consideration for entering into this note, the Company issued 5,000,000 shares of its common stock (25,000 shares after consideration of the 200-to-1 reverse stock split) valued at $20,000 on the date of issuance.  Based on the relative fair values of the note and common shares, the Company recorded a debt discount of $11,111 on the date of issuance.  For the period ended March 31, 2011, the Company amortized $4,245 of the debt discount to interest expense leaving unamortized debt discounts of $6,866 at March 31, 2011.  As interest for the month of March 2011 has not been paid, this loan is currently in default.

Granite Financial Group – Short-term notes.  In October and November 2010, the Company entered into two short-term, promissory notes in the aggregate amount of $160,000 and received proceeds of $152,000. The promissory notes bear interest at 12% per annum, and at 16% per annum in the event of default.  The full amount of principal and interest on the promissory notes was initially due on January 12, 2011.  As additional consideration for entering into the note agreements, the Company issued 32,000,000 shares of its common stock (160,000 shares after consideration of the 200-to-1 reverse stock split) valued at $260,000, based on the closing price for the Company’s common stock on the date of the agreement.  Based on the relative fair values of the notes and common shares, the Company recorded debt discounts aggregating $98,963 on the dates of issuance.  For the period ended December 31, 2010, the Company amortized $84,578 of the debt discounts to interest expense leaving unamortized debt discounts of $14,385 at December 31, 2010.  During January 2011, the Company amortized the remaining $14,385 to interest expense.  One promissory note in the amount of $100,000 is secured by the pledge of 98,500,000 shares of common stock (492,500 shares after consideration of the 200-to-1 reverse stock split) owned by an executive of the Company and the personal guarantee of the executive.  On February 1, 2011, the maturity date of the notes was extended to April 12, 2011.  In connection with the extension of maturity date of the notes, the Company issued to Granite another 32,000,000 shares of common stock (160,000 shares after consideration of the 200-to-1 reverse stock split) on February 2, 2011.  These shares were valued at $147,200 on the date of issuance.  The Company did not meet its payment obligations on April 12, 2011. The Company and Granite subsequently extended payment of principal and interest to June 17, 2011.

Lender 2. On October 22, 2007, the Company issued a promissory note to a lender (“Lender 2”) in the aggregate principal amount of $262,500 (“Note 2”) and received cash proceeds from Lender 2 in the sum of $250,000.  A current member of our Board of Directors is indirectly related to Lender 2.  Effective December 31, 2009, the Company entered into an agreement whereby Lender 2 released the Company from all principal and interest obligations under the note in exchange for the Company’s commitment to file a registration statement with the SEC and to compensate Lender 2 should Lender 2 be unable to sell up to 88,000,000 million of its shares (440,000 shares after consideration of the 200-to-1 reverse stock split)  above an average price of $0.01 per share ($2.00 per share after consideration of the 200-to-1 reverse stock split) over an eleven week period after the registration statement becomes effective.  The maximum amount due by the Company under the release agreement is $350,000.  On January 14, 2011, the Company’s registration statement with the SEC became effective.  As of the date of these financial statements, none of the shares subject to this agreement had been sold, and as of March 31, 2011, the $350,000 carried as an other current liability is deemed to remain outstanding.

Tecnimed. In October 2007 and April 2008, the Company issued two promissory notes to Tecnimed, Srl (“Tecnimed” or the “Vendor”) in the aggregate principal amount of $608,800.  These notes accrued interest at 10% per annum and are secured by the remaining portion of the Company’s inventory received from the Vendor.  During 2010, the Company wrote-off the remaining value of this inventory.  In conjunction with the issuance of the first of these notes, effective October 30, 2007, we issued 375,000 shares of our common stock valued at $0.26 per share (shares and per share amounts before 200-to-1 reverse stock split), the trading price at the end of that day.  All principal and interest was due during 2008.

 AMERICAN SCIENTIFIC RESOURCES, INCORPORATED
NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2011

On March 6, 2009, the Company entered into a Settlement Agreement with the Vendor (the “Settlement Agreement”), whereby the parties agreed to termination of the existing distribution agreement as amended, payment terms with regard to sold and unsold product, new terms with regard to sales and distribution of existing product, mutual releases of claims against one another, and modification to certain indemnity provisions (see Note 11 – Commitment and Contingencies regarding litigation between a competitor, Tecnimed and the Company), among other provisions.  As part of the Settlement Agreement, the Company agreed not to make any cash distributions to shareholders, officers, directors and employees (apart from ordinary salary), and pay the Vendor 30% of any capital raised (excluding any financing for working capital), until the obligation to the Vendor has been fully satisfied.  Further, the Company agreed to an even split of cash received from customers until the debt is paid in full.  In addition, the Vendor agreed to waive all penalties, fees and interest above 6% compounded annually, with respect to the notes, and forbear collection proceedings for 18 months from the date of the Settlement Agreement provided the Company remained in compliance with the obligations within the Settlement Agreement.  The Vendor also has a lien on product titled to the Company at an independent warehouse location and requires specific authorization prior to release of such product to the Company.  As of March 31, 2011 and December 31, 2010, the Company had $163,947 of principal outstanding on the promissory notes.  On March 31, 2011, the Company deemed principal in the amount of $163,647 plus accrued interest of $80,533 to be in default.

As discussed in Note 11 – Commitment and Contingencies, on September 21, 2010, the vendor filed a complaint against the Company and its Kids-Med subsidiary alleging breach of non-compete agreement and that the Company infringed on the Thermofocus trademark and trade dress.  In addition, the complaint alleges that the Company sold Thermofocus units in an unauthorized manner resulting in a breach of contract.  Further, the complaint alleges that the Company is in default on the payment of $209,802 of principal and $88,867 of interest then outstanding under the notes due Tecnimed.

Short-term advance.  On November 5, 2005, the Company received $300,000 from a shareholder and former service provider (“Service Provider 1”) as a short term cash advance.  No agreement was entered into regarding the payment of principal and interest.  As of March 31, 2011, the principal due on this loan amounted to $289,500, and is deemed by the Company to be in default.

Purchase order financing facility. In July 2010, the Company entered into a revolving facility for borrowing up to $3.0 million to fund the purchase of inventory products upon receipt of confirmed purchase orders from customers.  As of March 31, 2011, no amounts had been advanced under this facility.

A summary of principal due on promissory notes payable as of March 31, 2011 and December 31, 2010 is as follows:

	March 31,	December 31,
	2011	2010

Granite Financial	$160,000	$160,000
Less unamortized discounts	-	(14,385)
Tecnimed, in default	163,947	163,947
Service Provider 1, in default	289,500	289,500
	$613,447	$599,062

 AMERICAN SCIENTIFIC RESOURCES, INCORPORATED
NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2011

Related party advances and notes

On July 30, 2007, the Company received cash and issued a promissory note to a relative of our chief executive officer in the principal amount of $125,000.  Interest accrued on this note at a rate of 24% per annum and was to be paid monthly.  All principal and accrued interest was due on or before October 30, 2007.  The Company has not made the required principal and interest payments and has been negotiating with the holder to amend the payment terms of the note, which would include a waiver of default for the required payments that have not been made.  In the event of default, the note calls for interest at 36% per annum.  The loan was collateralized by 5,300 units of the Company’s thermometer product held for resale.  As of March 31, 2011 and December 31, 2010, the outstanding balance was 99,250.  The Company has recorded accrued interest payable amounting to $98,927 at March 31, 2011, at the rate of 24% per annum as the Company believes it will not be obligated to pay the default rate of interest.  Had the Company accrued interest at the default rate, accrued interest payable at March 31, 2011 would have been $136,756 and additional interest expense in the amount of $2,937 would have been recognized for the three months ended March 31, 2011 and 2010.

During the years ended December 31, 2008 and 2007, two of the Company’s board members, and ASR Realty Group, LLC (“ASR”), an entity affiliated with a former board member, advanced funds to the Company for working capital on a non-interest bearing basis.  The principal balance due to the board members was $60,180 at March 31, 2011 and December 31, 2010.  One of these advances in the amount of $27,000 due to ASR, is documented by a note and secured by accounts receivable, inventory and other assets of the Company, and should the balance not be paid on demand, interest shall accrue at 15% per annum.  As of March 31, 2011, the Company had accrued interest in the amount of $9,787 with regard to this note.

As of March 31, 2011, the Company deems principal due to related parties in the amount of $159,430 to be in default.  See Note 12 – Related Party Transactions for additional information on related party advances.

Convertible promissory notes

A summary of principal due, unamortized discount and carrying values of convertible promissory notes as of March 31, 2011 and December 31, 2010, is as follows:

	March 31, 2011			December 31, 2010
	Prinipal Due	Unamortized	Carrying	Prinipal	Unamortized	Carrying
	at Maturity	Discount	Value	Due	Discount	Value

Current:
2007 issuance	$797,500	$-	$797,500	$880,000	$-	$880,000
First quarter 2010 issuance	312,500	192,806	119,694	-	-	-
Lender 3 - Short-term note	10,000	-	10,000	-	-	-
Lender 1 - Note 1	380,000	-	380,000	380,000	-	380,000
Lender 1 - Installment notes	300,000	-	300,000	300,000	-	300,000
Lender 1 - Short-term notes	69,000	6,866	62,134	44,000	-	44,000
Current convertible notes	1,869,000	199,672	1,669,328	1,604,000	-	1,604,000
First quarter 2010 issuance	-	-	-	400,000	240,625	159,375
Second quarter 2010 issuance	150,000	83,802	66,198	150,000	102,551	47,449
Third quarter 2010 issuance	100,000	67,123	32,877	100,000	79,452	20,548
Long-term convertible notes	250,000	150,925	99,075	650,000	422,628	67,997
	$2,119,000	$350,597	$1,768,403	$2,254,000	$422,628	$1,671,997

First quarter 2010 convertible debentures. On February 16, 2010 and March 23, 2010, the Company entered into agreements with an investor (Granite Financial Group) to issue convertible debentures in the aggregate amount of $400,000 and warrants to purchase 20,000,000 shares of common stock (100,000 shares after the 200-to-1 reverse stock split) in exchange for the return of 33,333,333 common shares (shares prior to the reverse split) and cash proceeds of $200,000, less a selling commission of $16,000.  The debentures mature two years from the date of issuance and were initially convertible at any time within that period at a conversion price equal to the lesser of $0.0066 per share or 90% of the volume weighted average price of the Company’s common stock for the ten days immediately prior to conversion, but such conversion price would not be below $0.003 per share.  The warrants were initially exercisable over three years from the date of issuance at $0.01 per share.  On May 13, 2010, in conjunction with the issuance of the second quarter 2010 convertible debentures, the Company exchanged the first quarter 2010 convertible debentures and warrants effectively amending the floor price from $0.003 to $0.0015 per share ($0.30 per share after the 200-to-1 reverse stock split) and extending the exercise period of the warrants to seven years from May 13, 2010.  Due to dilution protections in the agreements, the conversion price has adjusted to $0.0033 per common share ($0.66 per share after the 200-to-1 reverse stock split) and the warrants have an exercise price of $0.0033 per common share ($0.66 per share after the 200-to-1 reverse stock split).

 AMERICAN SCIENTIFIC RESOURCES, INCORPORATED
NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2011

During the first quarter ended March 31, 2011, the investor converted $87,500 of principal into 132,576 shares of our common stock (shares after the 200-to-1 reverse stock split) at an exchange price of $0.66 per share (per share amount after the 200-to-1 reverse stock split) leaving a principal balance outstanding at March 31, 2011 of $312,500.

These convertible debentures initially accrued interest at 8% per annum, payable annually on or before December 31, beginning on the first such date after the issue date.  On May 13, 2010, in conjunction with the issuance of the second quarter 2010 convertible debentures, the Company exchanged the first quarter 2010 convertible debentures amending the interest rate to 10% if paid in cash, or 12% if paid in equivalent shares of common stock, at the Company’s option, and extended the maturity date to May 13, 2012.  For the periods ended March 31, 2011 and 2010, the Company accrued interest expense at 12% and 10% in the amounts of $11,367 and $3,667, respectively, related to these convertible debentures.  For 2011, the Company has assumed interest will be paid with new issuances of common stock.  In March 2011, the Company issued 65,057 shares of common stock (share amount after the 200-to-1 reverse stock split) valued at $57,250 as payment for interest accrued on the first, second and third quarter convertible debentures through December 31, 2010 at 12% per annum.

At each commitment date, due to anti-dilution provisions in the convertible debentures, the Company determined that the conversion feature contained an embedded derivative.  The Company recognized an aggregate conversion feature of $940,593 which was recorded as a derivative liability with an offset to discount on convertible notes and interest expense.  After consideration of the relative fair value of the warrants, a discount related to the conversion features was recorded as an offset to the carrying amount of the convertible debentures and was limited to $228,392.  The remainder of $712,201 was charged to interest expense upon issuance during the first quarter of 2010.  The discount is being amortized over the two year term of the debenture.

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

For the three months ended March 31, 2011 and 2010, amortization of the conversion feature and warrant discounts related to the first quarter 2010 convertible debentures amounted to $47,819 and $9,375, respectively.  See Note 9 – Derivative Instruments for the 2011 changes to the fair values of the derivative liabilities related to the conversion features and the warrants.

Second quarter 2010 convertible debentures. On May 13, 2010, the Company entered into agreements with two investors to issue convertible debentures in the aggregate amount of $150,000 and warrants to purchase 7,500,000 shares of common stock (37,500 shares after the 200-to-1 reverse stock split) for cash proceeds of $150,000 less a selling commission of $12,000.  The debentures mature two years from the date of issuance and are convertible at any time within that period at a conversion price equal to the lesser of $0.0066 per share or 90% of the volume weighted average price of the Company’s common stock for ten days immediately prior to conversion.  The conversion price was adjusted to $0.66 per common share (per share amount after the 200-to-1 reverse stock split), but such conversion price shall not be below $0.30 (per share amount after the 200-to-1 reverse stock split).  The warrants are exercisable over seven years.

 AMERICAN SCIENTIFIC RESOURCES, INCORPORATED
NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2011

These convertible debentures accrue interest at 10% per annum if paid in cash or 12% per annum if paid in equivalent shares of common stock.  For the period ended March 31, 2011, the Company accrued interest expense at 12% in the amount of $4,500 related to these convertible debentures.  As described above, the Company issued shares in March 2011 as payment for interest accrued on the first, second and third quarter convertible debentures through December 31, 2010.

At the commitment date, due to anti-dilution provisions in the convertible debentures, the Company determined that the conversion feature contained an embedded derivative.  The Company recognized an aggregate conversion feature of $281,251 which was recorded as a derivative liability with an offset to discount on convertible notes and interest expense in the second quarter of 2010.  After consideration of the relative fair value of the warrants of $57,691, a discount related to the conversion features was recorded as an offset to the carrying amount of the convertible debentures and was limited to $92,309.  The remainder of $138,462 was charged to interest expense during 2010.  The discount is being amortized over the two year term of the debenture.

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

For the three months ended March 31, 2011, amortization of the conversion feature and warrant discounts related to the second quarter 2010 convertible debentures amounted to $18,750. See Note 9 – Derivative Instruments for the 2011 changes to the fair values of the derivative liabilities related to the conversion features and the warrants.

Third quarter 2010 convertible debentures. On July 22, 2010, the Company entered an agreement with an investor to issue convertible debentures in the amount of $100,000 and warrants to purchase 5,000,000 shares of common stock (25,000 shares after the 200-to-1 reverse stock split) for cash proceeds of $100,000 less a selling commission of $8,000.  The debentures mature two years from the date of issuance and are convertible at any time within that period.  The conversion price is currently $0.66 per common share (per share amount after the 200-to-1 reverse stock split).  The warrants are exercisable over seven years at $0.66 per share (per share amount after the 200-to-1 reverse stock split).

These convertible debentures accrue interest at 10% per annum if paid in cash or 12% per annum if paid in equivalent shares of common stock.  For the period ended March 31, 2011, the Company accrued interest expense at 12% in the amount of $3,000 related to these convertible debentures.  As described above, the Company issued shares in March 2011 as payment for interest accrued on the first, second and third quarter convertible debentures through December 31, 2010.

At the commitment date, due to anti-dilution provisions in the convertible debentures, the Company determined that the conversion feature contained an embedded derivative.  The Company recognized an aggregate conversion feature of $271,894 which was recorded as a derivative liability with an offset to discount on convertible notes and interest expense during the third quarter of 2010.  After consideration of the relative fair value of the warrants of $35,482, a discount related to the conversion features was recorded as an offset to the carrying amount of the convertible debentures and was limited to $64,518.  The remainder of $146,385 was charged to interest expense during 2010.  The discount is being amortized over the two year term of the debenture.

 AMERICAN SCIENTIFIC RESOURCES, INCORPORATED
NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2011

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

For the three months ended March 31, 2011, amortization of the conversion feature and warrant discounts related to the third quarter 2010 convertible debentures amounted to $12,329.  See Note 9 – Derivative Instruments for the 2011 changes to the fair values of the derivative liabilities related to the conversion features and the warrants.

Dilution adjustments.  On September 16, 2010, the Company granted Lanktree the right to convert the principal balance outstanding on Note 1 in the amount of $580,000 into shares of common stock at a conversion price of $0.004 per share (per share amount prior to the 200-to-1 reverse stock split).  As a result of anti-dilution provisions in various other debentures and warrant agreements, conversion prices related to the first and second quarter 2010 convertible debentures adjusted to $0.004 per share, and exercise prices related to warrants issued with the first, second and third quarter debentures adjusted to $0.004 per share.  The anti-dilution provisions also triggered the issuance of 45,625,000 warrants (adjusted to 228,125 warrants after the 200-to-1 reverse stock split) with an exercise price of $0.004 (per share amount prior to the 200-to-1 reverse stock split).  At issuance, these additional warrants had approximately a six and two-thirds year term to match the remaining term of the originally issued warrants.  On September 16, 2010, the Company determined the aggregate fair values of the additional warrants to be $410,592.

On November 16, 2010, the Company granted an investor the right to purchase 15,000,000 shares of common stock (75,000 shares after the 200-to-1 reverse stock split) in exchange for cash proceeds of $50,000 at $0.0033 per share (per share amount prior to the 200-to-1 reverse stock split).  As a result of anti-dilution provisions in various debentures and warrant agreements, conversion prices related to the first and second quarter 2010 convertible debentures adjusted to $0.0033 per share, and exercise prices related to warrants issued with the first, second and third quarter debentures adjusted to $0.0033 per share.  The anti-dilution provisions also triggered the issuance of an additional 15,718,844 warrants (78,594 warrants after the 200-to-1 reverse stock split) with an exercise price of $0.0033 (per share amount prior to the 200-to-1 reverse stock split).  At issuance, these additional warrants had approximately a six and one-half year term to match the remaining term of the originally issued warrants.  On November 16, 2010, the Company determined the aggregate fair values of the warrants to be $72,274.

See Note 9 – Derivative Instruments for the 2011 changes to the fair values of the derivative liabilities related to the conversion features and the warrants.

Lender 3. On March 22, 2011, the Company entered into a security purchase agreement with a lender and issued a $10,000 convertible debenture bearing interest at 8% per annum payable annually.  This debenture matures on March 22, 2012.  The debenture is convertible into shares of our common stock at the option of the holder at a conversion rate of $0.003 per common share (subsequently adjusted to $0.60 per common share as a result of the 200-to-1 reverse stock split).

2007 subscription agreement debentures. During 2007, the Company entered into subscription agreements for the sale of 18.1 units with various investors issuing $905,000 convertible promissory notes, 905,000 common shares and 1,810,000 warrants to purchase an equivalent number of common shares in exchange for proceeds of $905,000.  The warrants are exercisable at $1.00 per share (adjusted to $200 per share after the 200-to-1 reverse stock split) over a five year period from issuance.  These convertible promissory notes matured one year from the date of issuance.  The Company is in default with regard to this obligation.

 AMERICAN SCIENTIFIC RESOURCES, INCORPORATED
NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2011

Each convertible promissory note issued in the subscription agreements had a term of one year and was not repaid.  Due to the default and reset of the conversion price to 80% of the fair value of the Company’s common stock five days prior to the default, the Company tested each convertible promissory note for an incremental beneficial conversion feature.  The Company’s Board of Directors has determined that the default date for each convertible promissory note was April 30, 2008.  The calculation of the conversion rate to common shares on such date was $0.0146 of principal outstanding to one share of common stock (now $2.912 per share after the 200-to-1 reverse stock split).  Based on the default provisions, as of March 31, 2011, noteholders may convert their principal balance into 273,867 common shares (shares after consideration of the 200-to-1 reverse stock split).  Further, as of March 31, 2011, noteholders may convert accrued interest into 128,772 common shares (shares after consideration of the 200-to-1 reverse stock split).  Unless the Company declares a stock dividend, or there is some other re-capitalization of the Company, such as a stock split or reverse stock split, the conversion price established at the default date will not change.

During the quarter ended March 31, 2011, holders of 1.65 units with principal of $82,500 and accrued interest of $30,618 converted into 400,445 common shares (shares after the 200-to-1 reverse stock split) at a weighted average conversion rate of $0.2825.  Due to differences between the default date conversion rate of $0.0146 of principal outstanding to one share of common stock (now $2.912 per share after the 200-to-1 reverse stock split) and the actual conversion rated granted to these noteholders of $0.2825, the Company incurred a charge for the conversion price adjustment to induce the conversion to equity in the amount of $791,100.  As of March 31, 2011 and December 31, 2010, the Company had $797,500 and $880,000 of principal outstanding on these convertible promissory notes, respectively.

The convertible promissory notes accrue interest at 10% per annum, and all principal and interest was due on the first anniversary of their issuance date.  These notes were convertible into shares of our common stock at the option of each holder at (1) $0.25 per share, or (2) a 20% discount to the price per share issued in a financing transaction of at least $2,000,000, or (3) in the event of default, the conversion price would be adjusted to equal 80% of the Company’s average closing stock price during the five trading days prior to default.  Due to default, interest began to accrue at 15% per annum beginning one year from the date of issuance. During the three months ended March 31, 2011, interest expense accrued related to these convertible promissory notes was $31,911.  At March 31, 2011, total accrued interest expense amounted to $374,982.

The subscription agreements for these debentures contain a registration rights penalty whereby, commencing upon six months from an initial unit sale and, for each monthly period thereafter that the common stock and the common stock underlying the warrants are not registered, the Company will issue 4,167 warrants per unit as a penalty to the subscription holder.  The Company failed to file a registration statement and consequently, beginning August 2007, the Company began valuing 4,167 warrants per outstanding unit as a penalty.  The penalty warrants have been determined to be a derivative instrument.  For the period ended March 31, 2011, the fair value of the penalty warrants and the fair value of the previously issuable warrants have been determined by using the Black-Scholes pricing model.  See Note 9 – Derivative Instruments for changes in the fair value of these derivatives. The aggregate value of the new penalty warrants issued for the three months ended March 31, 2011 amounted to $792.  Changes in fair value for the previously issued warrant derivative liabilities amounted to a credit adjustment of $6,656 for the three months ended March 31, 2011, resulting in these warrant derivative liabilities to be carried at their fair values of $4,946 at March 31, 2011.

A current member of our Board of Directors directly owns convertible promissory notes which provide for conversion into 250 common shares, and 500 warrants to purchase common shares.  Parties directly and indirectly related to this director, own convertible promissory notes convertible into 1,500 common shares, and 3,000 warrants to purchase common shares (share and warrant amounts after the 200-to-1 reverse stock split).

 AMERICAN SCIENTIFIC RESOURCES, INCORPORATED
NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2011

9.  DERIVATIVE INSTRUMENTS:

The Company generally uses the Black-Scholes pricing model to estimate the fair values of its derivative instruments.  As of March 31, 2011, the Company used the following inputs in this model as appropriate for each derivative instrument:  no dividend yield, an expected volatility ranging from 118% to 302%, a risk-free interest rate ranging from 0.30% to 2.90%, and an expected life ranging from 0.88 to 6.30 years, the closing price of the Company’s common stock at March 31, 2011 of $0.40 per share (per share amount after consideration of the 200-to-1 reverse stock split), and a conversion price or an exercise price ranging from $0.66 to $0.80 (per share amount after consideration of the 200-to-1 reverse stock split).  The Company also adjusted its derivative calculations for conversions of debt to equity and changes in its common shares authorized for issuance.  A summary of the fair values of the Company’s derivative instruments based on this model as of March 31, 2011 and December 31, 2010 is as follows:

	March 31,	December 31,
	2011	2010
Conversion features:
First quarter 2010 issuance	$56,149	$301,955
Second quarter 2010 issuance	30,726	141,522
Third quarter 2010 issuance	22,610	126,095
Total conversion features	109,485	569,572
Warrants:
First quarter 2010 issuance	39,974	87,958
Second quarter 2010 issuance	14,992	32,988
Third quarter 2010 issuance	9,995	21,994
2007 debentures - penalty warrants	4,946	10,810
Total warrants	69,907	153,750
Dilution warrants:
September 16, 2010 issuance	91,195	200,702
November 16, 2010 issuance	31,420	69,122
Total anti-dilution warrants	122,615	269,824
Commitments to issue common shares in excess of amount authorized	-	125,377
	$302,007	$1,118,523

Effective May 13, 2010, the Company committed to issue more common shares than authorized by its Article of Incorporation.  Pursuant to ASC 815-40, Derivatives and Hedging – Contracts in Entity’s Own Equity, the Company’s policy with regard to settling outstanding financial instruments is to settle those with the latest maturity date first, which essentially sets the order of preference for settling the financial instruments.  Therefore, on May 13, 2010, the Company reclassified warrants to purchase common shares and recognized contracts to be settled with common stock from additional paid in capital to derivative liabilities.  Subsequent to May 13, 2010 through February 11, 2011, the Company committed to issue additional shares and warrants above the amount authorized. On December 31, 2010, the fair value of derivative liabilities for contracts to be settled with the Company’s common shares in excess of common share capital authorized aggregated $125,377.  On February 11, 2011, the Company increased the number of authorized shares of its common stock from 2,500,000,000 to 5,000,000,000, and accordingly wrote-off the remaining value of the derivative liability to its consolidated statement of operations.

 AMERICAN SCIENTIFIC RESOURCES, INCORPORATED
NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2011

10.  EQUITY

Reverse common stock split. On March 21, 2011, the Company effected a 200-to-1 reverse split of its shares of common stock.  Immediately prior to the reverse split, the Company had 2,345,905,633 of its common shares issued and outstanding which adjusted to 11,729,789 common shares as a result of the reverse split.  The Company retroactively adjusted the reverse split for all shares issued and outstanding.  As of January 1, 2011, 10,726,440 common shares were deemed issued and outstanding on a split adjusted basis. The par value of common shares authorized was not adjusted by the March 21, 2011, 200-to-1 reverse stock split.

Increase in common shares authorized. On February 11, 2011, the Company increased the amount of its common shares authorized for issuance from 2.5 billion to 5.0 billion.

Sale of common shares and warrants. In March 2011, the Company sold 15,000 shares of common stock and issued warrants to purchase 400,000 shares of common stock (shares and warrants after consideration of the 200-to-1 reverse stock split) for cash proceeds of $60,000 and paid professional fees of $3,000 related to this transaction.  The warrants have an exercise price of $0.0001 and expire seven years from the date of issuance.  As the shares of stock were sold with warrants, $1,800 of the proceeds was allocated to the shares and $58,200 was allocated to the warrants.

Warrants for common shares. During the three months ended March 31, 2011, the Company granted or sold an aggregate of 526,079 warrants (warrants after consideration of the 200-to-1 reverse stock split) to purchase an equivalent number of shares of common stock.  These warrants are exercisable over five to seven years and have exercise prices that vary from $0.0001 to $200 per share.   A summary of the status of the Company’s outstanding common stock warrants as of and for the three months ended March 31, 2011, excluding warrants issuable as contingent compensation, is as follows:

		Weighted	Proceeds	Weighted
	Warrants	Avg. Exercise	Upon	Avg. Remaining
	Exercisable	Price	Exercise	Life in Years

Balance December 31, 2010, adjusted for 200-to-1 reverse stock split	561,115	$8.72	$4,892,989	5.67
Granted/Sold	526,100	0.71	373,808	6.47
Exercised	-	-	-	-
Cancelled	-	-	-	-
Balance March 31, 2011	1,087,215	4.84	$5,266,797	5.93

As of March 31, 2011, warrants to purchase 1,053,094 shares of the Company’s common stock contain a cashless exercise option based on the fair market value of the Company’s stock on the date of exercise.  Warrants to purchase 869,219 shares of the Company’s common stock contain provisions whereby the exercise price for the warrants adjusts proportionally with additional sales of equity.  All warrants outstanding at March 31, 2011 contain other anti-dilution provisions should the Company become re-capitalized, incur adjustments for any reorganization, consolidation or merger, and other rights offering participation.

Equity purchase agreement and issuance of Series A preferred stock. On February 3, 2011, the Company entered into an equity purchase agreement (the “Equity Purchase Agreement”) with Southridge Partners II, LP.  Pursuant to the Equity Purchase Agreement, Southridge agreed to purchase from the Company, for a period of up to 24 months commencing on the effective date of a registration statement filed by the Company for resale of the shares, up to $10,000,000 shares of the Company’s common stock.  The purchase price for the shares of common stock sold will be equal to 92% of the average of the lowest 2 daily closing prices for the 5 trading days immediately following the date on which the Company is deemed to provide a put notice under the Equity Purchase Agreement.  The maximum amount of common stock that Southridge shall be obligated to purchase with respect to any single closing under the Equity Purchase Agreement will be the lesser of $500,000 or 250% of the average dollar trading volume of the Company’s common stock for the 20 trading days immediately preceding the date on which the Company provides a put notice under the Equity Purchase Agreement.

 AMERICAN SCIENTIFIC RESOURCES, INCORPORATED
NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2011

Upon execution of the Equity Purchase Agreement, the Company issued Southridge a five-year warrant to purchase 25,000,000 shares of common stock (125,000 shares after consideration of the 200-to-1 reverse stock split) at an exercise price of $0.00615 ($1.23 per share after consideration of the 200-to-1 reverse stock split), which may be exercised on a cashless basis if there is no effective registration statement for the resale of shares of common stock underlying the warrant six month following the issuance.  These warrants were valued using the Black-Scholes pricing model at $112,303 and were expensed as other expense in consolidated statement of operations

The Company agreed to issue to its management and directors a series of preferred stock with voting rights sufficient to grant such holders the ability to vote in favor of an increase in the Company’s authorized common stock and/or a reverse split of the outstanding shares of common stock.  Accordingly, on February 4, 2011, the Company issued to each of its four directors 12,500 shares each of its Series A Preferred Stock.  On February 11, 2011, the Company increased the number of authorized shares of its common stock from 2.5 billion to 5.0 billion.  In the aggregate, the Company issued 50,000 of its Series A Preferred Stock, which gave each of the holder 100,000 votes for each share of preferred stock owned.  The Series A Preferred Stock is non-participating in any dividends, is not convertible and has a liquidation provision on a pari passu basis with the common shares.  The four members of the Company’s Board of Directors jointly held 5.0 billion votes immediately before and after the 200-to-1 reverse common stock split.  As of the date of issuance, an independent valuation specialist determined the 50,000 shares of Series A Preferred Stock to be valued at $12,800, and the Company recognized compensation expense to the directors accordingly.

Share Based Compensation

Common stock issued for services to non-employees.  During the three months ended March 31, 2011, the Company issued 482,841 shares of its common stock to various service providers for legal, public relations and consulting services.  These shares were valued in the aggregate at $326,641 based on the closing price of the Company’s common stock on their respective dates of issuance.  Included in these share issuances were 390,000 common shares valued at $244,800 which were issued in satisfaction of trade payables as the expense for services was recognized in a prior period.

Incentive Stock Plan. In January 2011, our Board of Directors approved the American Scientific Resources 2011 Incentive Stock Plan which allocates up to 100,000,000 shares (now 500,000 shares after the March 21, 2011, 200-to-1 reverse common stock split) of common stock for awards to directors, officers, selected employees and consultants as qualified and non-qualified stock options, and as restricted and non-restricted stock awards.  To date, the Company has awarded 468,641 shares (shares after 200-to-1 reserve stock split) under this plan to date.

11.  COMMITMENTS AND CONTINGENCIES

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

 AMERICAN SCIENTIFIC RESOURCES, INCORPORATED
NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2011

On September 21, 2010, Tecnimed, Srl filed a complaint against the Company and its Kids-Med subsidiary in US District Court for the Southern District of New York alleging breach of a non-compete agreement and infringement on the Thermofocus trademark and trade dress.  In addition, the complaint alleges that the Company sold Thermofocus units in an unauthorized manner resulting in a breach of contract.  Further, the complaint alleges that the Company is in default on the payment of $209,802 of principal and $88,867 of interest under the notes due Tecnimed.  (Since the initial filing of the complaint, a customer of the Company has paid Tecnimed approximately $46,000 which the Company applied as a reduction of principal.  As of March 31, 2011, the Company is carrying a principal balance due Tecnimed of $163,947 and accrued interest of $80,553.)  The complaint seeks a trial by jury, injunctions against manufacturing and selling products that are in competition with the Thermofocus and use similar trade dress, recall of product distributed and payment of unspecified amounts for ill-gotten gains, treble damages, punitive damages and attorneys’ fees.  The Company continues to believe the complaint is without merit and intends to pursue a vigorous defense.  On January 18, 2011, the US District Court for Southern New York granted Tecnimed’s request for a preliminary injunction and ordered the Company to stop selling the Vera Temp in the allegedly infringing package and to recall the product from retail customers within seven days.  The Company stopped shipping the thermometer in the allegedly infringing package and filed an emergency appeal for stay of this decision on January 31, 2011.  The stay was denied by the Court on February 10, 2011.  On February 11, 2011, after Tecnimed posted a $130,000 bond with the Court to compensate the Company in the event Tecnimed does not prevail in this action, the Company sent recall notices out to its retail customers.  The Company also complied with this injunction by changing its retail package to reflect the wishes of the Court.  The Court approved the new Vera Temp package on February 4, 2011.  The Company continues to ship the thermometer to retail customers in its new package.  The Company expects to incur approximately $25,000 of costs related to the recall, including shipping and repackaging costs, and has expensed such amount for the year ended December 31, 2010.  As of March 31, 2011, in addition to delays shipping the thermometer in the new package, cancelled orders and lost sales, the Company has incurred approximately $15,000 of expenses related to the recall.

On October 26, 2010, Sanomedics International Holdings filed a complaint in District Court for the Southern District of Florida against the Company alleging that the Company infringed on plaintiff’s thermometer design patent, and upon an exclusive distribution and manufacturing agreement between the plaintiff and the Chinese manufacturer of the Company’s Vera Temp thermometer.  The complaint also alleges the Company wrongfully asserted dominion over plaintiff’s Food and Drug Administration clearances depriving plaintiff of its exclusive rights and interests. The complaint seeks injunctive relief, recall and destruction of all the Company’s Vera Temp thermometer products and marketing materials, and unspecified monetary damages, punitive damages and attorney’s fees.  The Company believes the complaint is without merit.  Subsequent to March 31, 2011, the parties have agreed to terminate this action at no cost to the Company other than its legal defense costs.  Dismissal papers have been filed with the Court, but they have not yet been executed by the Judge.

The Company has, and may in the future, become a party to various claims, complaints and legal actions arising in the ordinary course of business.  In the opinion of management, after consulting with counsel, there are currently no additional legal matters that would have a further material adverse effect on the financial statements of the Company taken as whole as of March 31, 2011.

Employment agreements. In conjunction with the Disintegrator acquisition (See Note 7 –  Patent, Contingent Note Payable and Contingent Compensation), the Company entered into a ten year employment agreement with a former executive and majority owner of Safeguard in addition to the contingent compensation per the asset purchase agreement.  The employment agreement calls for a base salary of $10,000 per month beginning upon the receipt of $500,000 of combined new capital and revenue, and $20,000 per month beginning upon the receipt of $2,500,000 of combined new capital and revenue.  The $20,000 per month base salary began accruing January 1, 2011.  The employment agreement may be terminated by the executive in the event of default with prior notice, and by the Company for cause, or death or permanent disability of the executive.  During the three months ended March 31, 2011, the Company expensed $60,000 of base salary related to this agreement.  At March 31, 2011, approximately $64,000 of base salary was unpaid.

 AMERICAN SCIENTIFIC RESOURCES, INCORPORATED
NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2011

Effective April 5, 2007, the Company entered into an employment agreement with our chief executive officer.  This agreement continues until another chief executive officer is appointed by a majority of our Board of Directors, either party terminates in accordance with the provisions of the agreement, or his death or permanent disability.  The agreement calls for a minimum salary of $10,000 per month plus additional cash and stock compensation upon the achievement for various milestones.  The Company has not made certain cash payments due under the agreement.  As of March 31, 2011, $330,000 has been accrued as compensation payable.  This employment agreement also called for the issuance of 500,000 fully-vested, restricted shares of the Company’s common stock upon execution.  As of March 31, 2011, the shares had not been issued, however the Company has accrued $70,000 as an obligation to issue shares based on the closing price on the date of grant.

On March 1, 2010, the Company entered into a five year employment agreement with an executive. The employment agreement calls for the monthly award of restricted shares of our common stock equivalent to $15,000 per month based on the average closing price for the month plus a 2% cash bonus for sales collected through June 30, 2010.  Beginning on the later of July 1, 2010, or date the Company’s registration statement with the SEC becomes effective, the executive shall be entitled to a base salary of $12,000 per month, plus a 2% cash bonus for sales collected and a 2% common stock bonus for sales collected.  The Company’s registration statement with the SEC became effective on January 14, 2011.  The shares issuable for the stock bonus shall be determined based on the five day average closing price prior to the collection of the sale.  The agreement also calls for the reimbursement of expenses including payment to the executive of up to $650 per month for office space.  At March 31, 2011, $24,000 had been accrued as payable under this employment agreement.

Service agreements.  Beginning January 1, 2010, the Company and a marketing consultant entered into an amended agreement whereby the consultant is entitled to receive warrants valued up to $1,987,500 based upon the execution of certain licensing agreements and upon the achievement of certain collected revenue targets.  Upon achievement of the targets, warrants equivalent to the first $200,000 shall be issued based on the 30 day trailing weighted average price of the Company’s common stock.  The exercise price is to be determined as 50% of the 30 day trailing weighted average price.  All warrants are exercisable over 5 years from the date of issuance.  Upon achievement of subsequent targets, beginning at $2,000,000 of revenues collected, warrants equivalent of up to $1,787,500 shall be issued based on the 30 day trailing weighted average price and an exercise price equal to the 30 day trailing weighted average price.  The Company will account for warrants issuable when the targets are met.  In addition, the consultant is entitled to a cash fee of $5,000 per month, plus reimbursement of out-of-pocket expenses, for services rendered through the conclusion of the agreement in August 2019.  The fee is subject to escalation up the achievement collected revenue targets as a result of the consultant’s efforts.  For the year ended December 31, 2010, the Company had incurred $131,903 for fees and expenses related to this amended agreement and paid $72,424.  In January 2011, the Company and the consultant settled all amounts due through December 31, 2010 for the issuance of 12,000,000 shares of our common stock, $15,000 in cash and $2,480 of expenses.  The shares were valued at $35,000 based on the value of unpaid services in accordance with the agreement between the parties.  The 12,000,000 common shares (equivalent to 60,000 shares after the 200-to-1 reverse stock split) were issued on January 21, 2011.

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

AMERICAN SCIENTIFIC RESOURCES, INCORPORATED
NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2011

12.  RELATED PARTY TRANSACTIONS

As discussed in Note 8 – Notes Payable, a current member of our Board of Directors directly owns notes convertible in common shares, and warrants to purchase common shares.  In addition, this director is indirectly related to Lender 2 and other holders of convertible notes.

In October 2008, the Company entered into a license agreement with a relative of the chief executive officer.  The license agreement calls for the payment of royalties equal to 20% of revenues from the Company’s sales or permitted use of certain copyrighted and trademarked, print and video material.  The license agreement continues for successive one year terms unless terminated by either party.  During the three months ended March 31, 2011, no amounts were paid or accrued under this license agreement.

As discussed in Note 7 and 11 above, the Company entered into an asset purchase agreement and an employment agreement with a former executive and majority owner of the Seller of the Disintegrator patent.  These agreements call for additional consideration and compensation payments based on the achievement of certain targets.

13.  SUBSEQUENT EVENTS

The following is a summary of significant events impacting the Company for the period from April 1, 2011 through the issuance of these financial statements.  Share and per share amounts are after adjustment for the 200-to-1 reverse stock split.

Common stock issued to non-employees for services.  On April 9, 2011, the Company granted 100,000 shares of common stock under the 2011 Incentive Stock Plan for previously provided legal services.  These shares were valued at $30,000 based on the prior day trading price at the close of business.

On April 15, 2011, the Company granted 50,000 shares of common stock to a shareholder of the entity that sold the Disintegrator patent to the Company.  These shares were issued as partial compensation for Food and Drug Administration consulting services and were valued at $12,000 based on the closing price of the Company’s common shares on the date of issuance.

On April 15, 2011, the Company entered into a consulting agreement for marketing and financial advisory services.  The agreement has a term of one year and is cancellable by either party at any time.  In accordance with the agreement, on April 15, 2011, the Company issued 110,000 shares of its common stock valued at $26,400 based on the closing price of the Company’s common shares on the date of issuance.  In addition, the agreement calls for monthly payments of $10,000 contingent upon the performance of the consultant and reimbursement of any out-of-pocket expenses.

On April 28, 2011, the Company issued 250,000 common shares to a Chinese consultant assisting the Company with procurement of parts and manufacture of products.  These shares were valued at $46,250 based on the closing price of the Company’s common shares on the date of issuance.

On April 28, 2011, the Company issued 30,000 shares to an investor relations firm for six months of services.  These shares were valued in accordance with the underlying agreement at $6,000.

On April 30, 2011, the Company issued 13,125 shares as payment for a design services invoice in the amount of $2,625.

AMERICAN SCIENTIFIC RESOURCES, INCORPORATED
NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2011

Effective April 1, 2011, the Company entered into a three month consulting agreement whereby the Company agreed to issue 50,000 common shares and pay a bonus contingent upon the Company obtaining new sources of financing.  As of the date of these financial statements, these shares have not been issued and no bonus amounts have been earned.

On May 2, 2011, the Company approved the issuance of 500,000 shares of common stock to three service providers. These shares were valued at $90,000 based on the closing market price for the Company's common stock on the date such issuances were approved by the Company's Board of Directors.

On May 4, 2011, the current holder of $50,000 principal of the $380,000 Lanktree note converted the principal (but not the accrued interest) into 500,000 shares of our common stock.  As of the date of these financial statements, these shares had not been issued.

Issuance of Convertible Promissory Note. On May 4, 2011, the Company entered into a $50,000 convertible promissory note bearing interest at 12% per annum payable monthly.  The note matures on August 4, 2011.  The holder of this note has the option to convert principal and any accrued interest into common shares at a conversion price of $0.30 per share.  This note also contains a provision whereby in the event any noteholder converts at a lower price per share, then the conversion price shall adjust to that lower conversion price.  In conjunction with this note agreement, the Company issued 20,000 shares of its common stock valued at the closing price on the date of issuance at $3,600.

Issuance of Promissory Notes. In May 2011, the Company issued three promissory notes in the aggregate amount of $225,000 secured by the future purchase of 23,000 Vera Temp thermometers and accounts receivable.  The notes bear interest at 8% per annum.  The notes are due in full either six months from the date of issuance or within three business days after receipt of $200,000 of any new financing, whichever occurs first.  The notes also contain a restrictive covenant that prohibits the sales of any equity instruments below $0.15 per share.  In conjunction with the issuance of the notes, the Company issued warrants to purchase 321,429 shares of common stock with an exercise price of $0.0001 per share.

*  *  *  *

Item 2.       Management's Discussion and Analysis of Financial Condition and Results of Operations.

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

Overview

The following information should be read in conjunction with (i) our accompanying interim condensed consolidated financial statements and related notes included in this Quarterly Report on Form 10-Q and (ii) our consolidated financial statements, related notes and management’s discussion and analysis of financial condition and results of operations included in our 2010 Annual Report on Form 10-K.

We provide healthcare and medical products distributed primarily to retail drug chains, retail stores specializing in sales of products for babies, medical supply dealers and over the internet.  Effective January 1, 2011, the Company closed the accounts of Kidz-Med, Inc. and made the subsidiary inactive. The Company currently sells all products through the parent company, American Scientific Resources, Incorporated, utilizing the Vera Temp, Disintegrator and Kidz-Med brand names.

The Company is currently selling its products, primarily the Vera Temp and Vera Temp + thermometers, through retailers and internet sites such as Amazon.com, Walmart.com, C&S Grocers, CVS Pharmacy, CVS.com, Diapers.com, Duane Reade, Bartell Drugs, Fred Meyer, Price Chopper, Pamida and through wholesalers and medical supply dealers such as Cardinal Health, Amerisource Bergen, School Health, Henry Schien and McKesson.  The Company has recently shipped product to, or entered into agreements with, foreign distributors located in Canada, Chile, France, Israel, Lebanon, Thailand and the United Kingdom.  The Company received and shipped its first 2,000 unit order of the Vera Temp thermometer in September 2010 and has subsequently received and shipped 10,000 unit order.

The Company began assembly and packaging of the Vera Temp thermometer and the Disintegrator Plus during 2010.  The Company is conducting such assembly and packaging at, and fulfilling most retail, wholesale and internet orders from, its warehouse facility located in Chagrin Falls (near Cleveland), Ohio.

On February 4, 2011, the Company issued an aggregate of 50,000 shares of its Series A Preferred Stock in equal amounts of 12,500 shares to each of its four directors.  The Series A Preferred Stock entitles the holder to 500 votes for each share of preferred stock owned giving the directors control of the Company.  On February 11, 2011, the Company increased the number of authorized shares of its common stock from 2.5 billion to 5.0 billion.  On March 21, 2011, the Company completed a 200-to-1 reverse common stock split.  All share and per share amounts shown in this Item 7. – Management’s Discussion and Analysis of Financial Condition and Results of Operations are adjusted for the effects of the reverse stock split.

Without additional sources of liquidity and accommodations from creditors, the Company may not be able to continue as a going concern.

Significant Accounting Policies and Estimates

Compliance with accounting standards requires information in financial statements about the risks and uncertainties inherent in significant estimates, and the application of generally accepted accounting principles in the United States involves the exercise of varying degrees of judgment.  Certain amounts included in our financial statements and related footnote disclosures must be estimated, requiring us to make certain assumptions with respect to values or conditions that cannot be known with certainty at the time our financial statements are prepared.  These estimates and assumptions affect the amounts we report for our assets, liabilities, revenues and expenses during the reporting period, and our disclosure of contingent assets and liabilities at the date of our financial statements.  We routinely evaluate these estimates and assumptions, and any effects on our business, financial position or results of operations resulting from revisions to these estimates are recorded in the period in which the facts that give rise to the revision become known.

Further information about us and information regarding our accounting policies and estimates that we consider to be significant can be found in our 2010 Annual Report on Form 10-K.  There have not been any significant changes in these policies and estimates during the three months ended March 31, 2011.

Recent Accounting Pronouncements

Management does not believe that any recently issued, but yet effective, accounting standards if currently adopted would have a material effect on the March 31, 2011 condensed consolidated financial statements.

Results of Operations

Results of Operations for the Three Months Ended March 31, 2011 compared to March 31, 2010

Net revenues from product sales for the three months ended March 31, 2011 were $101,247, a decrease of approximately $74,000 or 42% from $175,623 for the same three month period in 2010.  A majority of our revenues for the three months ended March 31, 2011 were derived from sales of the Vera Temp and Vera Temp +, while sales for the same three month period in the previous year consisted of sales of the Thermofocus 5-in-1 thermometer.  During the first quarter of 2011 and 2010, most sales were made to retailers, wholesalers and individuals over the internet.  The Company ceased actively selling the Thermofocus during 2010. During the third quarter of 2010, the Company began selling and distributing its new Vera Temp and Vera Temp + thermometers, and its new Disintegrator Plus needle and lancet destruction device.  Comparing first quarter 2011 sales to the same three month period in 2010, per unit pricing for the Vera Temp was significantly less than that of the Thermofocus.

During the first quarter of 2011, the Company’s sales were adversely impacted by the court ordered recall of the Vera Temp, which required a change in packaging (see Note 11 - Commitments and Contingencies - Litigation in the Notes to Interim Condensed Consolidated Financial Statements).  During the first quarter of 2011, approximately $61,904 of thermometer sales were returned for re-packaging.  Had these thermometers not been returned, net revenues for the first quarter of 2011 would have been $163,151.  In certain cases, customers who had received the thermometer in the infringing packaging, delayed receipt of the re-packaged product (in some cases into the second quarter) or cancelled their order.  The Company experienced delays fulfilling orders while new packaging material was obtained.  Further, as of March 31, 2011, the Company had received payment or advance deposits for thermometers in the amount of $78,016 for which the product had not been shipped, and accordingly revenue recognition was deferred.

For the three months ended March 31, 2011, 45% of the Company’s net revenue was generated from sales of the Vera Temp thermometer through various e-tailers (such as Amazon and CVS.com).  Approximately 34% of first quarter 2011 net revenues were sales of old or slow moving products at significantly discounted prices resulting in slightly negative gross margins.  Sales to an international wholesaler and a major retailer accounted for 13% and 12%, respectively, of our first quarter 2011 net revenue.  No other single customer accounted for more than 10% of our first quarter 2011 revenue.

The Company has had several sales to international customers to date.  Approximately 21% of the Company’s first quarter 2011 sales were made to customers outside the United States.  International sales are expected to continue to grow in the coming year.  All such sales have been denominated in U.S. dollars.

Gross profit for the three months ended March 31, 2011 was $8,623, down from $93,856 from the same three month period a year earlier.  However, adjusting for the approximately $62,000 of thermometer sales returned for re-packaging, gross profit would have been $70,527, or 43% of net revenue.  Gross profit as a percentage of net revenue for the first three months last year was 53%.  During 2010, the Company began phasing out distribution of the Thermofocus thermometer due in part to falling customer demand and high product costs, and began accepting orders for the new Vera Temp thermometer.  During the first quarter of 2011, the Company sold the Thermofocus and various other slow moving products at negative gross margins. Aggregating all product sales, the Company had significantly higher quantities of products sold during the first quarter of 2011, but at significantly lower average selling prices than the same three month period in 2010.

Operating, sales and administrative expenses amounted to $571,114 for the three months ended March 31, 2011 versus $601,745 for the same three month period in 2010. The approximate $31,000, or 5%, decrease resulted primarily from lower patent amortization costs of approximately $39,000 and professional fees of approximately $21,000, offset by higher advertising costs of approximately $36,000.  Total compensation costs of approximately $215,000 for the three months ended March 31, 2011, were just $4,000 higher than the same period a year ago due to higher base salaries offset by lower amortization of contingent compensation.  Professional fees for marketing, investor relations, legal and accounting services amounted to $258,000 for the three months ended March 31, 2011 compared to $279,000 for the first quarter of 2010 and consisted of cash and stock based compensation.

At December 31, 2010, the Company determined that, due to capital constraints and other factors, cash flows from the Disintegrator® would not be realized and therefore the value of the patent was impaired.  On December 31, 2010, the Company recorded a patent impairment charge of $1,749,664 to write-down the carrying value of the patent to $639,138 representing the present value of expected future cash flows over the remaining life of the patent.  During the first quarter of 2011, the Company recognized patent amortization expense of $13,996 compared to $52,694 during first three months of 2010.

Interest expense was $1,290,711 for the three months ended March 31, 2011 versus $987,541 for the same three month period in 2010. During the first quarter of 2011, we recognized $791,100 as interest expense related to adjustments to conversion rates to induce holders of our 2007 subscription agreement debentures to convert to common stock.  During the first quarter last year, we recognized $854,587 as interest expense related to the initial recording of derivative liabilities imbedded within certain of warrants and conversion features attached to the first quarter 2010 convertible debt issuances.  During the first quarter of 2011, we recognized $255,200 as interest expense for common shares granted to extend the payment dates of debt obligations.  In addition, during the first quarter of 2011 we incurred $106,780 of interest expense related to the amortization of debt discounts compared to $45,427 for the same three months in 2010.  As a result of the Company’s inability to pay interest when due, the Company incurred penalty interest expenses during the first quarter of 2011.  In addition, due to various issuances of convertible notes and other debt during 2010, we recognized additional interest expense during the first quarter of 2011.  Offsetting this increase, during 2010 and the first quarter of 2011, principal outstanding on various interest-bearing notes was reduced through cash payments and conversions to equity resulting in reductions of interest expense.

Primarily during 2010, we recognized various new derivative liabilities in conjunction with embedded conversion features and warrants related to the issuance of convertible notes, and commitments for contracts to be settled with shares of our common stock in excess of amounts authorized.  Due to recent decreases in the trading price of our common stock, the mark to market adjustments as of March 31, 2011 related to our derivative liabilities resulted in a gain of $817,308 for the three months ended March 31, 2011.

Upon execution of the Equity Purchase Agreement, the Company issued a five-year warrant to purchase 125,000 shares of common stock at an exercise price of $1.23 per share which may be exercised on a cashless basis if there is no effective registration statement for the resale of shares of common stock underlying the warrant six month following the issuance.  These warrants were valued using the Black-Scholes pricing model at $112,303.  As the Company may not be obtain an effective registration statement or otherwise use this facility, these warrants were expensed during the first quarter of 2011 as other expense in consolidated statement of operations.

The net loss applicable to common shareholders was $1,148,197 for the three months ended March 31, 2011 compared to $1,479,476 for the same three month period in 2010.  As discussed above, the lower loss was primarily due to the gain resulting from the market adjustment to fair value our derivative instruments offset by lower gross profits on sales of our products and higher interest expense.

For the three months ended March 31, 2011 and 2010, the basic and diluted loss per common share was $0.10 and $0.15, respectively, after adjustment for the 200-to-1 reverse common stock split.

Liquidity and Capital Resources

As of March 31, 2011

As of March 31, 2011, our current liabilities exceed our current assets by $4,517,828, and for the three months then ended, we incurred a net loss of $1,148,197 and used cash of $108,449 in operations.  We continue to be in default with regard to the payment of certain of our obligations.  At the date of this report, the amount of principal outstanding on notes payable for which the Company was in default amounted to $1,999,947 (excluding $159,430 of unpaid amounts due to related parties).

Our auditors, in their report included with December 31, 2010 consolidated financial statements, expressed substantial doubt about the Company’s ability to continue as a going concern.  Our March 31, 2011 financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result from the outcome of this uncertainty.  The Company’s continued existence is dependent upon its ability to successfully execute its business plan, secure additional sources of liquidity and obtain accommodating credit terms from vendors, note holders and other creditors.  Should the Company be unable to renegotiate the terms and conditions on its debt obligations or is otherwise unable to pay its accounts payable when due, the Company may incur materially higher interest expenses, and the debt holders could foreclose on their collateral and commence legal action against the Company to recover amounts due which ultimately could require the disposition of some or all of the Company’s assets. Any such action may require us to curtail or cease operations.

Over the last three years, operations have been funded primarily by sales and issuances of the Company’s securities and revenue generated from sales of the Company’s products.  Current and future operations are expected to be funded primarily through new sources of debt and/or equity financings and from sales of the Company’s products.  There is no assurance that new sources of debt or equity financings will be available on terms acceptable to the Company, or at all. To the extent that any excess cash is generated from operations, it has been, and will continue to be, used for the payment of debt and other obligations.  Management believes that, based on the anticipated level of sales, and continued debt and equity financings and continued support through reasonable and accommodating credit terms from vendors, debt holders and other creditors, the Company can continue operating in the short-term.  During 2009, 2010, and 2011 to date, the Company used proceeds from the issuance of debt and sales of shares of its common stock primarily for operations, including the development of the Company’s Vera Temp thermometer and the Disintegrator Plus®, and pay principal and interest on debt obligations.  Proceeds from any future sales of the Company’s debt and equity securities are expected to be used primarily for product procurement and marketing, interest and certain past due obligations.  The Company may continue to offer its securities for payment of services and obligations.

As of the date of this Quarterly Report on Form 10-Q, we currently have sufficient cash to sustain our operations for a period of approximately one month.  Management estimates that it will need $3,000,000 over the next twelve months to fund all of the Company’s current product development and marketing projects, including $1,000,000 to fund marketing programs for the Vera Temp thermometer.  The Company expects to procure large purchase orders for its thermometer during 2011 from customers; which, if these orders occur will greatly improve cash flow and lessen the need for outside financing.  The Company is in constant discussion with private investors and investment groups in an attempt to procure the necessary funding.  These efforts will proceed unabated.  The Company can provide no guarantee that this funding will be realized.

On February 3, 2011, the Company entered into an Equity Purchase Agreement whereby an investor agreed to purchase from the Company common shares with a value up to $10,000,000 for a period of up to 24 months commencing on the effective date of a registration statement filed by the Company for resale of the shares.

During the three months ended March 31, 2011, we received $35,000 from the issuance of convertible debt, and $60,000 from the issuance of 15,000 shares of our common stock and warrants to purchase 400,000 shares of common stock.  This cash was used primarily to fund our operations in the net amount of $108,449 and to pay interest in the amount of $12,840.

Item 3.       Quantitative and Qualitative Disclosures About Market Risk.

Not applicable for a smaller reporting company.

Item 4T.       Controls and Procedures.

We maintain disclosure controls and procedures designed to ensure that information required to be disclosed in the reports we file pursuant to the Securities Exchange Act of 1934, as amended (the “Exchange Act”) are recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission, and that such information is accumulated and communicated to our Chief Executive Officer (“CEO”), who also serves as the Company’s Principal Financial Officer (“PFO”), to allow timely decisions regarding required disclosure. In designing and evaluating the disclosure controls and procedures, management recognized that any controls and procedures, no matter how well designed and operated, can only provide a reasonable assurance of achieving the desired control objectives, and in reaching a reasonable level of assurance, management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Management designed the disclosure controls and procedures to provide reasonable assurance of achieving the desired control objectives.

We carried out an evaluation, under the supervision and with the participation of our management, including our CEO and PFO, of the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the period covered by this Quarterly Report. Based upon that evaluation, the Chief Executive Officer and Principal Financial Officer concluded that the Company’s disclosure controls and procedures are effective.

Changes in Internal Control over Financial Reporting

There have been no changes in our internal controls over financial reporting (as such term is defined in Rule 13a-15(f) and 15d-15(f) under the Securities Exchange Act) during the quarter ended March 31, 2011 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings.

  No material developments since the filing of the Company’s 10-K for the year ended December 31, 2010.

Item 1A. Risk Factors.

  Not applicable to a smaller reporting company.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

On January 19, 2011, we issued Peyton Sherwood 1,200 shares of common stock for package design services.

On January 21, 2011, we issued Equity Groups Inc. 12,000 shares of common stock for public relation services.

On February 23, 2011, we issued Barrett Alexander 36,000 shares of common stock for investor relation services.

On March 4, 2011, we issued Lanktree Consulting Corporation 25,000 shares of common stock as additional consideration for the purchase of a promissory note.

On March 4, 2011, we issued Granite Financial Group, LLC 60,843 shares of common stock for interest payments on outstanding promissory notes.

On March 4, 2011, we issued Daniel Schreiber SEP IRA 4,213 shares of common stock for interest payments on outstanding promissory notes.

On March 11, 2011, we issued Southridge Partners II LP 117,892 shares of common stock for conversion of a note valued at $70,735.

On March 14, 2011, we issued Granite Financial Group, LLC 125,000 shares of common stock for conversion of a note valued at $82,500.

On March 24, 2011, we issued Bradley Marcelino 15,000 shares of common stock for past due sales and marketing services.

In connection with the foregoing, we relied upon the exemption from registration provided by Section 4(2) of the Securities Act of 1933, as amended, for transactions not involving a public offering.

Item 3. Defaults Upon Senior Securities.

As of the date of this Quarterly Report on Form 10-Q, the Company is in default with regard to payment of principal, interest and other provisions for various debt obligations in the aggregate principal amount of $2,159,377 as follows (accrued interest amounts listed are shown as of March 31, 2011):

•	2007 subscription agreement debentures issued during 2007 with a remaining principal amount of $797,500 and accrued interest of $374,982
•	Lanktree Note 1 issued during 2007 with a remaining principal amount of $380,000 and accrued interest of $38,000
•	Lanktree Installment notes issued during 2010 with a principal amount of $300,000 and accrued interest of $15,000
•	Lanktree Short-term notes issued during 2010 and 2011 with a principal amount of $69,000 and accrued interest of $2,525
•	Service provider note issued during 2005 with a remaining principal amount of $289,500
•	Tecnimed note issued during 2008 with a remaining principal amount of $163,947 and accrued interest of $80,533
•	Various related party notes issued during 2005 through 2007 with remaining aggregate principal amounts of $159,430 and accrued interest of $108,714

Item 4. (Removed and Reserved)

Item 5. Other Information.

  None.

Item 6. Exhibits.

No.	Description
10.1	Letter Agreement, dated February 1, 2011, between the Company and Granite Financial Group, LLC (filed as exhibit to 8-K filed on February 7, 2011 and incorporated herein by reference)

10.2	Equity Purchase Agreement, dated February 3, 2011, between the Company and Southridge Partners II, L.P. (filed as exhibit to 8-K filed on February 7, 2011 and incorporated herein by reference)

10.3	Registration Rights Agreement, dated February 3, 2011, between the Company and Southridge Partners II, L.P. (filed as exhibit to 8-K filed on February 7, 2011 and incorporated herein by reference)

10.4	Form of Warrant (filed as exhibit to 8-K filed on February 7, 2011 and incorporated herein by reference)

10.5	Securities Purchase Agreement, dated March 24, 2011, between the Company and Daniel Schrebier SEP IRA (filed as exhibit to 8-K filed on March 29, 2011 and incorporated herein by reference)

10.6	Common Stock Warrant, dated March 24, 2011 (filed as exhibit to 8-K filed on March 29, 2011 and incorporated herein by reference)

10.7
Promissory Note Extension Agreement, effective as of December 24, 2010, between the Company and Lanktree Consulting Corporation (filed as exhibit to 8-K filed on March 29, 2011 and incorporated herein by reference)

10.8
Promissory Note Extension Agreement, effective as of January 1, 2011, between the Company and Lanktree Consulting Corporation (filed as exhibit to 8-K filed on March 29, 2011 and incorporated herein by reference)

10.9	Promissory Note, dated February 25, 2011, issued to Lanktree Consulting Corporation (filed as exhibit to 8-K filed on March 29, 2011 and incorporated herein by reference)

31.1	Rule 13a-14(a)/ 15d-14(a) Certification of Principal Executive Officer and Principal Financial Officer

32.1	Section 1350 Certification of Principal Executive Officer and Principal Financial Officer

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

American Scientific Resources, Incorporated

Date: May 23, 2011	By:	/s/ Christopher F. Tirotta
Christopher F. Tirotta Chief Executive Officer (principal executive officer, principal financial officer, and principal accounting officer)