Form 10-Q
period 2011-06-30
AMERICAN SCIENTIFIC RESOURCES INC
filed 2011-08-15
CIK 1114605

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: June 30, 2011

or

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

(847) 386-1384
(Registrant’s telephone number, including area code)

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
Yes ☐ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☐	Smaller reporting company	☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act)
Yes ☐ No ☒

As of August 11, 2011, there were 15,780,009 shares of the registrant’s common stock issued and outstanding.

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements.

AMERICAN SCIENTIFIC RESOURCES, INCORPORATED

INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2011

AMERICAN SCIENTIFIC RESOURCES, INCORPORATED
INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2011

AMERICAN SCIENTIFIC RESOURCES, INCORPORATED
CONDENSED CONSOLIDATED BALANCE SHEETS

	(Unaudited)
	June 30,	December 31,
	2011	2010
ASSETS
Current Assets:
Cash	$54,514	$15,924
Accounts receivable, net	51,725	81,500
Inventory, net	268,328	201,010
Inventory purchase deposits	252,745	86,700
Prepaid expenses and other current assets	117,816	26,184
Total current assets	745,128	411,318
Fixed assets, net	30,939	17,656
Patent, net	611,147	639,138
Total Assets	$1,387,214	$1,068,112

LIABILITIES AND SHAREHOLDERS' DEFICIT
Current Liabilities:
Accounts payable and accrued expenses	$862,265	$1,015,119
Accrued interest payable	740,577	618,340
Deferred revenue	97,025	26,368
Promissory notes payable, net of discount	1,287,796	599,062
Related party advances and notes payable	159,430	159,430
Other current liability	350,000	350,000
Obligation to issue common stock	70,022	70,000
Derivative instruments	2,792,712	1,118,523
Convertible promissory notes, net of discounts	1,823,288	1,604,000
Total current liabilities	8,183,115	5,560,842
Contingent note payable from patent purchase, net of discount	1,006,271	965,543
Convertible promissory notes, net of discounts	45,205	227,372
Liability for contingent compensation	54,109	43,519
Total liabilities	9,288,700	6,797,276
Commitments and contingencies	-	-
Shareholders' deficit:
Series A preferred stock, $.0001 par value; 500,000 shares
authorized at December 31, 2010; 50,000 and 0 shares outstanding
at June 30, 2011 and December 31, 2010, respectively	5	-
Series B convertible preferred stock, $.0001 par value; 500,000
shares authorized at December 31, 2010 and 2009; none outstanding	-	-
Common stock, $.0001 par value; 2,500,000,000 and 5,000,000,000 shares authorized; 14,664,993 and 10,726,440 shares issued and
outstanding at June 30, 2011 and December 31, 2010, respectively
(2011 share issuances adjusted for the March 21, 2011, 200-to-1
reverse common stock split)	1,467	214,524
Additional paid-in capital	25,312,177	21,128,703
Accumulated deficit	(33,215,135)	(27,072,391)
Total shareholders' deficit	(7,901,486)	(5,729,164)
Total liabilities and shareholders' deficit	$1,387,214	$1,068,112

See accompanying Notes to Interim Condensed Consolidated Financial Statements.

AMERICAN SCIENTIFIC RESOURCES, INCORPORATED
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
For the Three and Six Months Ended June 30, 2011 and 2010
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2011	2010	2011	2010

Product sales, net	$222,129	$137,528	$323,376	$313,151
Cost of goods sold	(142,573)	(95,045)	(235,197)	(176,812)
Inventory adjustment	-	(63,194)	-	(63,194)
Gross profit	79,556	(20,711)	88,179	73,145

Operating, sales and administrative expenses	(2,598,463)	(717,930)	(3,169,577)	(1,319,675)

Net loss from operations	(2,518,907)	(738,641)	(3,081,398)	(1,246,530)

Other income (expense):
Interest expense	(551,778)	(416,439)	(1,235,342)	(1,403,980)
Change in fair value of derivative instruments	(711,000)	831,044	(818,545)	862,958
Loss on settlement of debt	-	(478,262)	-	(478,262)
Charge resulting from triggered anti-dilution
provisions within financial instruments	(187,416)	-	(854,560)	-
Other expenses	(40,596)	(12,000)	(152,899)	(27,960)
Total other income (expense)	(1,490,790)	(75,657)	(3,061,346)	(1,047,244)

Net loss applicable to common shareholders	$(4,009,697)	$(814,298)	$(6,142,744)	$(2,293,774)

Weighted average number of common shares
outstanding, basic and diluted (2010 pro forma
adjusted for 200-to-1 reverse common stock split)	13,245,965	9,477,805	12,200,452	9,511,658

Basic and diluted net loss per common share	$(0.30)	$(0.09)	$(0.50)	$(0.24)

See accompanying Notes to Interim Condensed Consolidated Financial Statements.

AMERICAN SCIENTIFIC RESOURCES, INCORPORATED
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ DEFICIT
For the Six Months Ended June 30, 2011
(Unaudited)

	Series A Preferred Stock		Common Stock		Additional Paid-in	Accumulated
	Shares	Amount	Shares	Amount	Capital	Deficit	Total

Balance at December 31, 2010	-	$-	2,145,232,679	$214,524	$21,128,703	$(27,072,391)	$(5,729,164)
Adjustment for 200-to-1 reverse common stock split	-	-	(2,134,506,239)	(213,451)	213,451	-	-
Issuance of preferred stock to directors	50,000	5	-	-	12,795	-	12,800
Conversion of convertible debentures and accrued interest into common stock	-	-	1,268,077	127	331,741	-	331,868
Common stock and warrants issued for cash	-	-	257,424	26	109,974	-	110,000
Common stock and warrants issued with debt	-	-	45,000	4	150,323	-	150,327
Common stock and warrants issued as deferred financing fees	-	-	20,000	2	117,587	-	117,589
Common stock and warrants issued for extensions of debt	-	-	295,000	30	357,290	-	357,320
Common stock issued for accrued interest	-	-	213,638	21	65,849	-	65,870
Conversion price adjustment granted to induce debt conversion into common stock	-	-	-	-	258,328	-	258,328
Common stock and warrants issued for services	-	-	1,449,414	145	549,771	-	549,916
Common stock issued for trade payables	-	-	390,000	39	244,761	-	244,800
Warrants recorded as contingent compensation	-	-	-	-	80,478	-	80,478
Common stock options awarded as compensation for past services	-	-	-	-	1,691,126	-	1,691,126
Net loss	-	-	-	-	-	(6,142,744)	(6,142,744)

Balance at June 30, 2011	50,000	$5	14,664,993	$1,467	$25,312,177	$(33,215,135)	$(7,901,486)

See accompanying Notes to Interim Condensed Consolidated Financial Statements.

AMERICAN SCIENTIFIC RESOURCES, INCORPORATED
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
For the Six Months June 30, 2011 and 2010
(Unaudited)

	2011	2010
Cash flow from operating activities:
Net loss	$(6,142,744)	$(2,293,774)
Adjustments to reconcile net loss to net cash used in operating activities:
Amortization of contingent note payable and note discounts	290,910	145,428
Depreciation and patent amortization	30,748	106,453
Allowance for doubtful accounts	3,724	(26,724)
Reserve for inventory	-	63,194
Loss on settlement of debt	-	478,262
Adjustment to conversion price to induce conversion to equity	258,328	-
Change in fair value of derivative instruments	818,545	(862,958)
Derivative liabilities resulting from issuance of convertible notes	-	1,079,584
Incremental derivative liabilities	855,644	-
Common stock issued for debt payment extensions	357,320	-
Stock based compensation	2,334,320	512,303
Contingent compensation payable	10,590	16,667
Changes in operating assets and liabilities:
Accounts receivable	26,051	78,245
Inventory and inventory deposit	(233,363)	29,895
Prepaid expenses and other assets	25,957	(73,254)
Accounts payable and accrued expenses	91,946	156,069
Accrued interest payable	275,975	180,819
Deferred revenue	70,657	49,266
Net cash used in operating activities	(925,392)	(360,525)

Cash flow used in investing activities:
Purchase of fixed assets	(16,040)	(7,035)
Net cash used in investing activities	(16,040)	(7,035)

Cash flow from financing activities:
Proceeds from promissory notes payable	785,000	-
Payments on promissory notes payable	-	(97,837)
Payment on related party notes payable	-	(5,000)
Proceeds from convertible promissory notes	85,000	390,000
Obligation to issue common stock	22	(5,000)
Proceeds from issuance of common stock and warrants	110,000	78,200
Net cash provided by financing activities	980,022	360,363

Net increase (decrease) in cash	38,590	(7,197)
Cash and cash equivalents at beginning of period	15,924	11,357
Cash and cash equivalents at end of period	$54,514	$4,160

Supplemental disclosures:
Cash paid for interest	$49,740	$448
Cash paid for income taxes	$-	$-
Non-cash financing activities:
Common stock issued upon cancellation of warrants	$-	$68,000
Conversion of convertible debentures to common stock	$244,000	$25,000
Common stock issued for deferred financing fees	$117,589	$-
Common stock and warrants issued as debt discount	$150,327	$-
Common stock issued for trade payables	$244,800	$-
Common stock issued for interest	$153,715	$8,550
Cancellation of shares upon issuance of convertible notes	$-	$(200,000)

See accompanying Notes to Interim Condensed Consolidated Financial Statements.

AMERICAN SCIENTIFIC RESOURCES, INCORPORATED
NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2011

1.  ORGANIZATION

American Scientific Resources, Incorporated, a Nevada corporation (“ASRI”, together with its wholly-owned subsidiary, Kidz-Med, Inc., the “Company”), develops, manufactures, assembles, markets and distributes medical products sourced from around the globe.  The Company distributes a leading line of medical and medicine delivery devices for children and sensitive adults, including a clinical non-contact thermometer (the VeraTemp Non-Contact Thermometer) and a needle and lancet destruction device (the Disintegrator Plus®).  Products are distributed primarily through leading retail drug and grocery chains, worldwide medical suppliers, the Company’s website and other on-line sites.  The Company’s common stock is currently quoted on the OTCQB under the symbol “ASFX”.

On February 11, 2011, the Company increased the number of shares of its authorized common stock from 2.5 billion to 5.0 billion.  On March 21, 2011, the Company effected a 200-to-1 reverse split of its common stock, reducing the total amount of common stock issued and outstanding to 11,729,789 shares on that date.  The Company has retroactively adjusted common share and per common share amounts for the effect of the reverse split.  Unaudited, pro forma weighted average shares outstanding and net loss per share have been included on the face of the Company’s statements of operations reflecting the post-split effect of the reverse stock split.  Common share and per common share information in these financial statements has generally been presented on a split adjusted basis.

2.  GOING CONCERN

These financial statements have been prepared assuming that the Company will continue as a going concern.  As of and for the six months ended June 30, 2011, the Company had current liabilities that exceeded current assets by $7,437,987, has incurred a net loss of $6,142,744, and used $925,392 of cash in operating activities.  As reported in the December 31, 2010 audited financial statements, the Company had current liabilities that exceeded current assets by $5,149,524 as of December 31, 2010, and had reported a net loss of $7,040,767 and used $896,346 of cash in operating activities for the year ended December 31, 2010.  In addition, the Company remains in default with regard to payment of certain of its obligations.  At June 30, 2011, the amount of principal outstanding on notes payable for which the Company was in default amounted to $2,040,377.  Subsequent to June 30, 2011, additional notes payable entered into events of default raising the aggregate indebtedness in default to $2,275,377 as of the date of these financial statements.  These conditions raise operating and liquidity concerns and substantial doubt about the Company's ability to continue as a going concern.  The financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result from the outcome of this uncertainty.  The Company’s continued existence is dependent upon its ability to successfully execute its business plan, secure additional sources of liquidity and obtain accommodating credit terms from vendors, note holders and other creditors.  Should the Company be unable to renegotiate the terms and conditions on its debt obligations or is otherwise unable to pay its accounts payable when due, the Company may incur materially higher interest and other expenses, and the debt holders could foreclose on their collateral and commence legal action against the Company to recover amounts due which ultimately could require the disposition of some or all of the Company’s assets.  Any such action may require the Company to curtail or cease operations.

Operations have been funded primarily by issuances of debt secured by trade receivables and inventory, convertible debt, issuances of the Company’s securities and revenue generated from sales of the Company’s products.  Current and future operations are expected to be funded from sales of the Company’s products and new investments.  To the extent that any excess cash is generated from operations, it has been, and will continue to be, used for the payment of debt and other trade obligations.  Management believes that, based on the anticipated level of sales, and continued support through reasonable and accommodating credit terms from vendors, debt holders and other creditors, the Company can continue operating in the short-term.  Over the last three years, the Company used proceeds from debt financings and sales of shares of its common stock to develop and distribute the Company’s VeraTemp Non-Contact Thermometer and the Disintegrator Plus®.  Proceeds from any future sales of the Company’s securities are also expected to be used primarily for product development, distribution and operating expenses.  During the second quarter of 2011, the Company secured $785,000 of new financings secured by trade receivables and inventory, and $50,000 from sales of its common stock.  The Company may continue to offer its securities as payment for services and other obligations.

AMERICAN SCIENTIFIC RESOURCES, INCORPORATED
NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2011

3.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Interim reporting and basis of presentation.  While the information presented in the accompanying interim condensed consolidated financial statements is unaudited, these financial statements include all adjustments, which are, in the opinion of management, necessary to present fairly the financial position, results of operations and cash flows for the interim periods presented in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”).  All adjustments in these interim financial statements are of a normal, recurring nature.  Interim financial statements and the notes thereto do not contain all of the disclosures normally found in year-end audited financial statements, and these Notes to Interim Condensed Consolidated Financial Statements are abbreviated and contain only certain disclosures related to the six month period ended June 30, 2011.  It is suggested that these interim financial statements be read in conjunction with the Company’s year-end audited December 31, 2010, financial statements.  Operating results for the six months ended June 30, 2011, are not necessarily indicative of the results that can be expected for the year ending December 31, 2011.

Principles of consolidation.  Effective January 1, 2011, the Company closed the accounts of Kidz-Med, Inc. and made the subsidiary inactive.  The parent company, ASRI, will continue to develop products using the Kidz-Med brand name.  The accompanying consolidated financial statements include the accounts of ASRI, and as of and for the six months ended June 30, 2010, its wholly-owned subsidiary, Kidz-Med, Inc.  All significant inter-company transactions have been eliminated.

Use of estimates. The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the financial statements, and reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

Revenue recognition. The Company sells or consigns its products on a wholesale basis to retailers and medical suppliers, and on a retail basis, direct to customers usually via the internet.  The Company recognizes revenues in accordance with the guidance in the U.S. Securities and Exchange Commission (“SEC”) Staff Accounting Bulletin No. 104.  Accordingly, revenue is recognized when persuasive evidence of a sales arrangement exists, when the selling price is fixed or determinable, when shipment or delivery occurs, ownership has transferred, and when collection is probable.  For wholesale sales, the Company generally negotiates an agreement that covers quantities, delivery, title transfer, pricing, warranties, returns and other terms, which dictate revenue recognition.  Revenue from internet sales is recognized upon shipment of the product to the customer.  All sales are made at a quoted, fixed price determined prior to completion of the sale.

The Company provides a one year limited warranty on most of its retail product sales.  Specific warranty and right of return arrangements are negotiated with wholesalers.  Revenues in the consolidated statement of operations are shown net of any discounts and actual returns of product.  In the Company’s experience, returns for malfunctioning product resulting in warranty claims generally have been insignificant, and as such, no provision for warranty claims is provided in these consolidated financial statements.  Returns of merchantable product are reversed from revenue and returned to inventory for re-sale upon the Company’s receipt of the product.  During the six months ended June 30, 2011, as a result of the court ordered recall for re-packaging (see Note 11 – Commitments and Contingencies – Litigation), the Company reversed $84,208 from revenue.

AMERICAN SCIENTIFIC RESOURCES, INCORPORATED
NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2011

The Company records shipping and handling charges billed to customers as revenue and the related expense in cost of goods sold, in accordance with its revenue recognition policy.

For the six months ended June 30, 2011 and 2010, a majority of the Company’s revenues were generated from sales of thermometers.  It is impracticable to provide additional product sales information.

During the first six months of 2010, $88,205 of revenue from sales of a previous period whose collection was in doubt was recognized upon the collection of cash.

Inventory and Cost of Goods Sold.  The Company’s inventories consist of finished goods, packaged and unpackaged product, packing supplies and spare parts.  Inventories are stated at lower of cost or market using the first-in first-out method.  Freight for components, labor and warehouse overhead expenses related to assembly and packaging are allocated to the cost of products.  Initial packaging costs are added to the cost of the product.   Excess and unused packaging and re-packaging costs are expensed.  The Company has a variety of spare parts, a portion of which are deemed to have no value for accounting purposes as management has determined that it is doubtful that any amounts will be realized from the ultimate disposition of these spare parts.

Patent. On December 31, 2010, the Company recorded an impairment charge to write-down the carrying value of the Disintegrator® patent to $639,138, representing the present value of expected future cash flows over the remaining life of the patent.  The Company continues to estimate that market demand for the patent will exceed the patent life expiring in May 2022, and therefore beginning January 1, 2011, started amortizing the adjusted value of the patent on a straight-line basis over the remaining patent life.  Should the Company’s estimate of market demand change, the Company will adjust its patent amortization schedule accordingly.  The Company records amortization expense as a component of operating, sales and administrative expenses.

Earnings (Loss) per share. Basic net income (loss) per common share is computed using the weighted average number of common shares outstanding during the periods.  Diluted net income (loss) per share is computed using the weighted average number of common and dilutive common equivalent shares outstanding during the period.  After consideration of the 200-to-1 reverse common stock split (see Note 12 – Equity), potentially dilutive common shares at June 30, 2011, aggregate 14,047,960 shares, consisting of: 4,637,818 shares issuable upon the exercise of outstanding warrants; 273,867 shares available upon conversion of the 2007 subscription agreement debentures; up to 139,013 shares issuable should all of the 2007 convertible debt noteholders elect to convert accrued interest to common shares; up to 5,385,000 shares available upon conversion of Granite’s first, second and third quarter 2010 convertible debentures; 835,288 shares issuable upon conversion of the notes to Lanktree; 16,667 shares issuable to Lender 3 upon conversion; 166,667 shares issuable to Lender 4 upon conversion; and up to 2,367,033 shares committed as part of obligations to employees and service providers upon reaching certain targets.  The above figures exclude shares issuable under the Company’s stock option and incentive stock plans.

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
June 30, 2011

Level 1 – Quoted prices for identical instruments in active markets.
Level 2 – Quoted prices for similar instruments in active or inactive markets and valuations derived from models where all significant inputs are observable in active markets.
Level 3 – Valuations derived from valuation techniques in which one or more significant inputs are unobservable in any market.

Given the conditions surrounding the trading of the Company’s equity securities, the Company values its derivative instruments related to embedded conversion features and warrants from the issuance of convertible debentures in accordance with the Level 3 guidelines.  For the six month period ended June 30, 2011, the following table reconciles the beginning and ending balances for financial instruments that are recognized at fair value in these condensed consolidated financial statements.

	Balance at			Balance at
	December 31,	New	Change in	June 30,
	2010	Issuances	Fair Values	2011
Level 3 -
Derivative liabilities from:
Conversion features	$569,572	$-	$1,031,180	$1,600,752
Warrants	153,750	1,084	(88,237)	66,597
Anti-dilution provisions
triggered by issuances of
common stock equivalents	269,824	854,560	979	1,125,363
Derivative instruments	993,146	855,644	943,922	2,792,712
Contracts to be settled with
common shares in excess of
share capital authorized	125,377	-	(125,377)	-
	$1,118,523	$855,644	$818,545	$2,792,712

Recent accounting pronouncements.  In May 2011, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2011-04, which updated the guidance in ASC Topic 820, Fair Value Measurement. The amendments in this ASU generally represent clarifications of Topic 820, but also include some instances where a particular principle or requirement for measuring fair value or disclosing information about fair value measurements has changed. This update results in common principles and requirements for measuring fair value and for disclosing information about fair value measurements in accordance with U.S. GAAP and International Financial Reporting Standards. The amendments in this ASU are to be applied prospectively. For public entities, the amendments are effective for interim and annual periods beginning after December 15, 2011, and early application is not permitted. ASU 2011-04 is not expected to have a material impact on the Company’s financial position or results of operations.

Management does not believe that there would have been a material effect on the accompanying financial statements had any other recently issued, but not yet effective, accounting standards been adopted in the current period.

AMERICAN SCIENTIFIC RESOURCES, INCORPORATED
NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2011

4.  RESTATEMENTS

On March 4, 2011, the Company granted an investor the right to convert $70,735 of principal and accrued interest related to the 2007 subscription agreement debentures at 0.60 per share of common stock.  On March 31, 2011, the Company granted two additional investors the right to convert $42,383 of principal and accrued interest also related to the 2007 subscription agreement debentures for $0.15 per share of common stock  The conversion price was previously $2.912 per share.  As a result of anti-dilution provisions in various debentures and warrant agreements, conversion prices related to the first and second quarter 2010 convertible debentures adjusted from $0.66 per share to $0.60 per share and then to $0.15 per share, and exercise prices related to warrants issued with the first, second and third quarter debentures adjusted from $0.66 per share to $0.60 per share then to $0.15 per share.  The anti-dilution provisions also triggered the issuance of an additional 1,614,114 warrants.  At issuance, these additional warrants had approximately a six year term to maturity to match the remaining term of the originally issued warrants.  On March 4 and March 31, 2011, the Company determined the aggregate fair values of the warrants to be $667,144.  In its consolidated financial statements as of and for the three months ended March 31, 2011, the Company determined that it had not recorded the effect of the anti-dilution provisions related to the March 4 and March 31 conversions.  Further, as a result of the Company granting these conversions (which were not accounted for by the Company in its March 31, 2011 financial statements), changes in the Company’s common stock price and other derivative valuation factors, the calculation of the fair value of the related derivative instruments changed from a gain of $817,308 to a loss of $107, 545 as of March 31, 2011.  The valuation of the warrants at issuance and the change in the valuation of the derivative liabilities through quarter-end resulted in an increase of $1,591,997 to the Company’s carrying value for derivative instruments as of March 31, 2011 to $1,894,004.

In addition, the Company erroneously calculated the value of the charges for the reduction of the conversion price related to March 4 and March 31, 2011 conversions to equity.  The Company initially recorded the charges at $791,099.  The Company should have recorded a charge of $183,952 based on the fair value of the incremental shares granted as a result of the reduced conversion prices.

A summary of the Company’s interim condensed consolidated balance sheet and statement of operations as originally reported and as restated is as follows:

	As of, and for the Three Months ended,
	March 31, 2011
	As	As Originally
	Restated	Reported	Change

Current Assets	$379,480	$379,480	$-
Total Assets	1,021,005	1,021,005	-

Derivative instruments	1,894,004	302,007	1,591,997
Current Liabilities	6,489,305	4,897,308	1,591,997
Total Liabilities	7,623,101	6,031,104	1,591,997

Additional paid-in capital	22,602,123	23,209,270	(607,147)
Accumulated deficit	(29,205,438)	(28,220,588)	(984,850)
Total shareholders' deficit	(6,602,096)	(5,010,099)	(1,591,997)

Product sales, net	101,247	101,247	-
Net loss from operations	(562,491)	(562,491)	-

Interest expense	(683,564)	(1,290,711)	607,147
Change in fair value of derivative instruments	(107,545)	817,308	(924,853)
Charge resulting from triggered anti-dilution provisions within financial instruments	(667,144)	-	(667,144)

Net loss applicable to common shareholders	(2,133,047)	(1,148,197)	(984,850)
Basic and diluted net loss per common share	(0.19)	(0.10)	(0.09)

AMERICAN SCIENTIFIC RESOURCES, INCORPORATED
NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2011

5.  ACCOUNTS RECEIVABLE

In July 2010, the Company entered into a $1.0 million accounts receivable factoring facility with a purchaser to sell its qualified accounts receivable in exchange for advance of funds equivalent to 80% of the value of receivables.  The facility may be terminated by either party at any time and there are no obligations to sell or purchase any quantities of the Company’s accounts receivable by any party.  While the facility calls for the sale, assignment, transfer and conveyance of all rights, title and interests in the selected accounts receivable, the purchaser may put and charge-back any receivable not paid to the purchaser within 60 days of purchase or for which there is a dispute.  As collateral for the repayment of advances for receivables sold, the purchaser has a priority security interest in substantially all present and future assets and rights of the Company including accounts receivable, inventory, property, equipment and intangible assets.  The purchaser has required that the Company notify all customers that all payments must be made to a lock-box controlled by the purchaser.  The purchaser provides a rebate ranging from 14.60% to 19.10% of the value of the gross receivables sold based upon the timing of collection of the receivable.  The purchaser is also entitled to charge various fees, expenses and interest.

For the six months ended June 30, 2011, the Company had sold $50,492 of its accounts receivable and received advances of $40,393.  For the six months ended June 30, 2011, the Company had received rebates of $22,451 for prompt payment of receivables sold and had been charged fees, expenses and interest aggregating $2,998 by the purchaser.  As of June 30, 2011 and December 31, 2010, $0 and $45,939, respectively, of accounts receivable had not been paid and were subject to charge-back by the purchaser.  A summary of accounts receivable as of June 30, 2011 and December 31, 2010, is as follows:

	June 30,	December 31,
	2011	2010

Accounts receivable, gross	$56,725	$128,715
Accounts sold with recourse	-	(45,939)
Accounts not sold	56,725	82,776
Allowance for doubtful accounts	(5,000)	(1,276)
	$51,725	$81,500

AMERICAN SCIENTIFIC RESOURCES, INCORPORATED
NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2011

The provision for bad debts was $3,724 for the six months ended June 30, 2011.  During the six months ended June 30, 2010, the Company adjusted its  allowance for doubtful accounts by $26,724 as such reserves were no longer deemed necessary.

6.  INVENTORY

As of June 30, 2011 and December 31, 2010, the Company’s inventory consisted of VeraTemp thermometers, Disintegrator Plus® and other finished products including components, assemblies and packaging materials related thereto as follows:

	June 30,	December 31,
	2011	2010

Finished goods	$82,727	$105,091
Work in progress	185,601	95,919
	$268,328	$201,010

7.  FIXED ASSETS, NET

Fixed assets, net of accumulated depreciation, consist of the following at June 30, 2011 and December 31, 2010:

	June 30,	December 31,
	2011	2010

Equipment and computers	$36,971	$20,931
Less accumulated depreciation	(6,031)	(3,275)
	$30,939	$17,656

Depreciation expense was $2,757 and $1,065 during the six months ended June 30, 2011 and 2010, respectively.

8.  PATENT, CONTINGENT NOTE PAYABLE AND CONTINGENT COMPENSATION

On September 10, 2009, ASRI purchased a patent for a needle destruction device known as the Disintegrator® (including trademarks for the Disintegrator®, Disintegrator Plus® and Disintegrator Pro®) and other assets from Safeguard Medical Technologies, LLC (“Safeguard” or the “Seller”), in exchange for 250,000,000 shares of the Company’s common stock (1,250,000 shares after consideration of the 200-to-1 reverse stock split) and assumption of a contingent note payable up to $1,200,000.  Accordingly, the Company recorded the patent at $2,652,272 equivalent to the trading value of common stock at the closing bid price on September 10, 2009, in the amount of $1,875,000 and the discounted amount of a $1,200,000 assumed contingent note payable in the amount of $777,272.  On December 31, 2010, the Company recorded a patent impairment charge of $1,749,664 to write-down the carrying value of the patent to $639,138, representing the present value of expected future cash flows over the remaining life of the patent.  For the six months ended June 30, 2011 and 2010, amortization expense amounted to $27,991 and $105,388, respectively.  As of June 30, 2011, the carrying value of the patent was $611,147.

AMERICAN SCIENTIFIC RESOURCES, INCORPORATED
NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2011

The assumed $1.2 million, non-interest bearing, contingent note is payable to a party related to the Seller in two installments upon reaching certain targets.  The first installment of $600,000 is payable upon the Company reaching $6,000,000 in combined new capital and revenue from sales of the Disintegrator Plus® and certain other products introduced by the Seller within two (now three) years of September 10, 2009.  The second installment of $600,000 is payable upon the Company reaching an additional $4,000,000 of combined new capital and revenue within two years of the due date of the first installment.  At the Company’s option, the first and second installments may each be paid over 12 months after achievement of the respective combined capital and revenue targets.  As it is probable that the Company will reach the combined capital and revenue targets within four (now five) years, the $1.2 million note obligation has been recognized at a discount.  Subsequent changes to the Company’s estimate of the amount due on this contingent note payable will be recorded in the Company’s financial statements when known.  During the six months ended June 30, 2011 and 2010, the Company recognized $40,727 and $72,104 of interest expense related to amortization of this contingent note payable, respectively, raising the balance of the contingent note payable to $1,006,271 as of June 30, 2011.

Simultaneous with the patent acquisition, the Company agreed to hire an executive and majority owner of the Seller to assist with operations, sales and marketing, and entered into a ten year employment agreement with the executive (See Note 11 – Commitments and Contingencies), and retain the Seller for production, engineering and quality control services.  In consideration for entering into the employment agreement and other agreements with the Seller, the Company agreed to issue up to 250,000,000 warrants (1,250,000 warrants after consideration of the 200-to-1 reverse stock split) and pay up to $200,000 as a cash bonus, both contingent upon future sales of the Disintegrator® and certain other products, to the executive and majority owner of the Seller.  Management determined that the contingent warrants and contingent bonus payable qualified for treatment as contingent compensation for accounting purposes.  Subsequent changes to the Company’s estimate of the total amount of compensation due will be recorded in the Company’s financial statements when known.

As it is probable that the Company will reach $7.0 million in sales over the next three (now four) years, the Company currently anticipates the issuance of 100,000,000 warrants (500,000 warrants after consideration of the 200-to-1 reverse stock split), which were determined to have a fair value of $759,925 as of September 10, 2009.  In accordance with ASC No. 718-10, Compensation – Stock Compensation, the Company is recording monthly compensation expense for the fair value of the warrants payable.   For the six months ended June 30, 2011 and 2010, the Company recorded $80,478 and $126,654, respectively, as compensation expense with an offset to additional paid in capital.  Since inception, total charges to compensation expense for this contingent compensation have amounted to $411,187.  The Company will adjust the total amount of recorded compensation expense as recorded in the consolidated financial statements upon the occurrence of an event which would indicate a change to the level of the achievable sales.

As it is probable that the Company will reach $7.0 million in sales over three (now four) years, the Seller is entitled to a $100,000 cash bonus, which was deemed to have a present value of $64,066 on September 10, 2009.  The Company is accruing monthly compensation expense for the anticipated full amount of the bonus payable on a straight-line basis over the three (now four) year period that the services are to be performed.  During the six months ended June 30, 2011 and 2010, the Company recognized $10,590 and $16,667, respectively, as compensation expense related to this liability for contingent compensation, raising the balance to $54,109 as of June 30, 2011.

On March 9, 2011, the Company’s Board of Directors agreed to extend the deadlines for meeting the measurement dates for determining the triggers for the $1.2 million contingent note to Safeguard and the warrants and cash bonus payable to the executive, for one year.  The first installment on the $1.2 million contingent note of $600,000 is now payable upon the Company reaching $6,000,000 in combined new capital and revenue from sales of the Disintegrator Plus® and certain other products introduced by the Seller on or before September 10, 2012.  The measurement date for issuance of up to 250,000,000 warrants (1,250,000 warrants after consideration of the 200-to-1 reverse stock split) and payment of up to $200,000 as a cash bonus to the executive and majority owner of Safeguard, both contingent upon future sales of the Disintegrator® and certain other products, has now been extended to four years, or September 10, 2013.  These extensions are currently not expected to affect the total amount of the Company’s accrual for such note and compensation obligations.  Effective January 1, 2011, the Company extended the period over which the contingent note and compensation obligations are being amortized.

AMERICAN SCIENTIFIC RESOURCES, INCORPORATED
NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2011

9.  NOTES PAYABLE

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

In July 2010, the Company and Lanktree settled on the principal and amount of cash interest due on Note 1 at $580,000 and a commitment for the issuance of common shares.  Further, the settlement specifies that interest on the new principal amount shall cease to accrue for a period of 180 days from July 13, 2010.  As part of the settlement, the parties agreed that at any time after 180 days, the holder of the note now had the right, but not the obligation, to convert any portion of the $580,000 principal, and accrued interest if any, and any fees which may become the responsibility of the Company, into common stock at a fixed conversion price of $0.004 per share ($0.80 per common share after consideration of the 200-to-1 reverse stock split).  On September 22, 2010, the parties amended the agreement to allow for conversion of the $580,000 of principal and any accrued interest at any time.  In September 2010, Lanktree converted $100,000 of the $580,000 obligation into 25,000,000 shares of common stock (125,000 shares after consideration of the 200-to-1 reverse split).  In October 2010, Lanktree converted another $100,000 of principal related to the original $580,000 obligation into 25,000,000 shares of common stock (125,000 shares after consideration of the 200-to-1 reverse split) leaving a balance due of $380,000 as of December 31, 2010.

Effective January 1, 2011, the Company entered into an agreement to extend the due date on the $380,000 balance outstanding on Note 1 to June 30, 2011, and pay interest monthly at 12% per annum.   On March 2, 2011, in consideration for the extension, the Company issued 22,000,000 shares of its common stock (110,000 shares after consideration of the 200-to-1 reverse stock split) valued at $88,000 on the date of issuance.  The value of these shares was charged to interest expense.

In May 2011, Lanktree transferred $50,000 of principal but none of the accrued interest on this obligation to a third party who converted the principal into 500,000 shares of common stock at an exchange rate of $0.10 per share.  Prior to the transfer and conversion, Lanktree had the right to convert at $0.80 per share.  Therefore, on the conversion date, the Company recognized a charge to interest expense in the amount of $74,375. As of June 30, 2011, the principal outstanding on Note 1 is $330,000.  The Company has not met its amended due dates for the payment of principal and interest, and therefore Note 1 remains in default.

AMERICAN SCIENTIFIC RESOURCES, INCORPORATED
NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2011

Granite Financial Group – Short-term notes.  In October and November 2010, the Company entered into two short-term, promissory notes in the aggregate amount of $160,000 and received proceeds of $152,000. The promissory notes bear interest at 12% per annum, and at 16% per annum in the event of default.  The full amount of principal and interest on the promissory notes was initially due on January 12, 2011.  As additional consideration for entering into the note agreements, the Company issued 32,000,000 shares of its common stock (160,000 shares after consideration of the 200-to-1 reverse stock split) valued at $260,000, based on the closing price for the Company’s common stock on the date of the agreement.  Based on the relative fair values of the notes and common shares, the Company recorded debt discounts aggregating $98,963 on the dates of issuance.  For the period ended December 31, 2010, the Company amortized $84,578 of the debt discounts to interest expense leaving unamortized debt discounts of $14,385 at December 31, 2010.  During January 2011, the Company amortized the remaining $14,385 to interest expense.  One promissory note in the amount of $100,000 is secured by the pledge of 98,500,000 shares of common stock (492,500 shares after consideration of the 200-to-1 reverse stock split) owned by an executive of the Company and the personal guarantee of the executive.  On February 1, 2011, the maturity date of the notes was extended to April 12, 2011.  In connection with the extension of maturity date of the notes, the Company issued to Granite Financial Group (“Granite”) another 32,000,000 shares of common stock (160,000 shares after consideration of the 200-to-1 reverse stock split) on February 2, 2011.  These shares were valued at $147,200 on the date of issuance.

In May 2011, the Company agreed to extend the due date on these loans from April to June 17, 2011, in exchange for the issuance of 92,857 warrants to purchase common stock at an exercise price of $0.0001 per share over a seven year exercise period.  These warrants were valued at $37,143 on the date of issuance and were charged to interest expense with an offset to additional paid in capital.  In June 2011, the due date on these two notes was extended again to July 17, 2011, in consideration for the issuance of 232,143 warrants to purchase common stock at an exercise price of $0.0001 per share over a seven year exercise period.  These warrants were valued at $64,977 on the date of issuance and were charged to interest expense with an offset to additional paid in capital.  As of the date of these financial statements, principal and interest on these notes has not been paid and therefore the Company is currently in default with regard to these obligations.

Lender 2. On October 22, 2007, the Company issued a promissory note to a lender (“Lender 2”) in the aggregate principal amount of $262,500 (“Note 2”) and received cash proceeds from Lender 2 in the sum of $250,000.  A current member of our Board of Directors is indirectly related to Lender 2.  Effective December 31, 2009, the Company entered into a release agreement whereby Lender 2 released the Company from all principal and interest obligations under Note 2 in exchange for the Company’s commitment to file a registration statement with the SEC and to compensate Lender 2 should Lender 2 be unable to sell up to 88,000,000 million of its shares (440,000 shares after consideration of the 200-to-1 reverse stock split)  above an average price of $0.01 per share ($2.00 per share after consideration of the 200-to-1 reverse stock split) over an eleven week period after the registration statement becomes effective.  The maximum amount due by the Company under the release agreement is $350,000.  On January 14, 2011, the Company’s registration statement with the SEC became effective.  As of the date of these financial statements, none of the shares subject to the release agreement had been sold, and as of June 30, 2011, the $350,000 carried as an other current liability remains outstanding.  In accordance with the release agreement, the Company began accruing interest on the $350,000 balance due at 10% per annum beginning April 1, 2011.

Second Quarter 2011 Inventory loans. During May and June 2011, the Company entered into ten note agreements with various lenders in the aggregate principal amount of $785,000.  These notes are secured by 70,000 units of the Company’s VeraTemp thermometers and accounts receivable related to these units.  These notes mature six months from the date of issuance, collection of the accounts receivable or upon a new financing event in excess of $200,000, whichever occurs first.  The notes bear interest at 8% per annum payable at maturity.  In conjunction with the issuance of these notes, the Company issued an aggregate of 494,643 warrants to lenders and 301,786 warrants as commissions to others for arranging these financings.  The value of these warrants was determined using the Black-Scholes pricing model on their respective dates of issuance as $169,784 to the lenders and as $112,589 as commissions.  The aggregate value of the commissions was capitalized as a prepaid expense at the time of issuance to be amortized over the lives of the loans.  For the period ended June 30, 2011, the Company amortized $26,896 of commissions and such amount is included in other expenses in the accompanying Statement of Operations.  Based on the relative fair value of the notes’ principal and warrants issued to the lenders, the Company recorded aggregate discounts on these notes in the amount of $135,857 with offsets to additional paid in capital.  During the periods from issuance to June 30, 2011, the Company amortized an aggregate of $25,206 of the discounts to interest expense leaving $110,651 as the aggregate value of the discounts at June 30, 2011.  The carrying value of these notes amounted to $674,349 as of June 30, 2011.

AMERICAN SCIENTIFIC RESOURCES, INCORPORATED
NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2011

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

On March 6, 2009, the Company entered into a Settlement Agreement with the Vendor (the “Settlement Agreement”), whereby the parties agreed to termination of the existing distribution agreement as amended, payment terms with regard to sold and unsold product, new terms with regard to sales and distribution of existing product, mutual releases of claims against one another, and modification to certain indemnity provisions (see Note 11 – Commitment and Contingencies regarding litigation between a competitor, Tecnimed and the Company), among other provisions.  As part of the Settlement Agreement, the Company agreed not to make any cash distributions to shareholders, officers, directors and employees (apart from ordinary salary), and pay the Vendor 30% of any capital raised (excluding any financing for working capital), until the obligation to the Vendor has been fully satisfied.  Further, the Company agreed to an even split of cash received from customers until the debt is paid in full.  In addition, the Vendor agreed to waive all penalties, fees and interest above 6% compounded annually, with respect to the notes, and forbear collection proceedings for 18 months from the date of the Settlement Agreement provided the Company remained in compliance with the obligations within the Settlement Agreement.  The Vendor also has a lien on product titled to the Company at an independent warehouse location and requires specific authorization prior to release of such product to the Company.  As of June 30, 2011 and December 31, 2010, the Company deemed principal in the amount of $163,947 plus accrued interest of $83,991 to be in default.

As discussed in Note 11 – Commitment and Contingencies, on September 21, 2010, the Vendor filed a complaint against the Company and its Kids-Med subsidiary, alleging breach of non-compete agreement and that the Company infringed on the Thermofocus trademark and trade dress.  In addition, the complaint alleges that the Company sold Thermofocus units in an unauthorized manner resulting in a breach of contract.  Further, the complaint alleges that the Company is in default on the payment of $209,802 of principal and $88,867 of interest then outstanding under the notes due Tecnimed.

Short-term advance.  On November 5, 2005, the Company received $300,000 from a shareholder and former service provider (“Service Provider 1”) as a short term cash advance.  No agreement was entered into regarding the payment of principal and interest.  As of June 30, 2011, the principal due on this loan amounted to $289,500, and is deemed by the Company to be in default.

Purchase order financing facility. In July 2010, the Company entered into a revolving facility for borrowing up to $3.0 million to fund the purchase of inventory products upon receipt of confirmed purchase orders from customers.  As of June 30, 2011, no amounts had been advanced under this facility.

AMERICAN SCIENTIFIC RESOURCES, INCORPORATED
NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2011

A summary of principal due on promissory notes payable as of June 30, 2011 and December 31, 2010 is as follows:

	June 30,	December 31,
	2011	2010

Granite Financial, in default	$160,000	$160,000
Less unamortized discounts	-	(14,385)
Second quarter 2011 Inventory loans	785,000	-
Less unamortized discounts	(110,651)	-
Tecnimed, in default	163,947	163,947
Service Provider 1, in default	289,500	289,500
	$1,287,796	$599,062

Related party advances and notes

On July 30, 2007, the Company received cash and issued a promissory note to a relative of our chief executive officer in the principal amount of $125,000.  Interest accrued on this note at a rate of 24% per annum and was to be paid monthly.  All principal and accrued interest was due on or before October 30, 2007.  The Company has not made the required principal and interest payments and has been negotiating with the holder to amend the payment terms of the note, which would include a waiver of default for the required payments that have not been made.  In the event of default, the note calls for interest at 36% per annum.  The loan was collateralized by 5,300 units of the Company’s thermometer product held for resale.  As of June 30, 2011 and December 31, 2010, the outstanding balance was 99,250.  The Company has recorded accrued interest payable amounting to $104,866 at June 30, 2011, at the rate of 24% per annum as the Company believes it will not be obligated to pay the default rate of interest.  Had the Company accrued interest at the default rate, accrued interest payable at June 30, 2011, would have been $145,664 and additional interest expense in the amount of $5,906 would have been recognized for the six months ended June 30, 2011 and 2010.

During the years ended December 31, 2008 and 2007, two of the Company’s board members, and ASR Realty Group, LLC (“ASR”), an entity affiliated with a former board member, advanced funds to the Company for working capital on a non-interest bearing basis.  The principal balance due to the board members was $60,180 at June 30, 2011 and December 31, 2010.  One of these advances in the amount of $27,000 due to ASR is documented by a note and secured by accounts receivable, inventory and other assets of the Company, and should the balance not be paid on demand, interest shall accrue at 15% per annum.  As of June 30, 2011, the Company had accrued interest in the amount of $10,796 with regard to this note.

As of June 30, 2011, the Company deems principal due to related parties in the amount of $159,430 to be in default.  See Note 13 – Related Party Transactions for additional information on related party advances.

AMERICAN SCIENTIFIC RESOURCES, INCORPORATED
NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2011

Convertible promissory notes

A summary of principal due, unamortized discount and carrying values of convertible promissory notes as of June 30, 2011 and December 31, 2010, is as follows:

	June 30, 2011			December 31, 2010
	Principal Due	Unamortized	Carrying	Principal Due	Unamortized	Carrying
	at Maturity	Discount	Value	at Maturity	Discount	Value

Current:
2007 issuance, in default	$797,500	$-	$797,500	$880,000	$-	$880,000
First quarter 2010 issuance	288,500	105,383	183,117	-	-	-
Second quarter 2010 issuance	150,000	65,051	84,949	-	-	-
Lender 1 – Note 1	330,000	-	330,000	380,000	-	380,000
Lender 1 – Installment notes	300,000	-	300,000	300,000	-	300,000
Lender 1 – Short-term notes	69,000	-	69,000	44,000	-	44,000
Lender 3 – Short-term note	10,000	-	10,000	-	-	-
Lender 4 – Short-term note	50,000	1,278	48,722	-	-	-
Current convertible notes	1,995,000	171,712	1,823,288	1,604,000	-	1,604,000
First quarter 2010 issuance	-	-	-	400,000	240,625	159,375
Second quarter 2010 issuance	-	-	-	150,000	102,551	47,449
Third quarter 2010 issuance	100,000	54,795	45,205	100,000	79,452	20,548
Long-term convertible notes	100,000	54,795	45,205	650,000	422,628	227,372
	$2,095,000	$226,507	$1,868,493	$2,254,000	$422,628	$1,831,372

2007 subscription agreement debentures. During 2007, the Company entered into subscription agreements with various investors for the sale of 18.1 units issuing $905,000 convertible promissory notes, 905,000 common shares and 1,810,000 warrants to purchase an equivalent number of common shares in exchange for proceeds of $905,000.  The warrants are exercisable at $1.00 per share (adjusted to $200 per share after the 200-to-1 reverse stock split) over a five year period from issuance.  These convertible promissory notes matured one year from the date of issuance.  The Company is in default with regard to this obligation.

Each convertible promissory note issued in the subscription agreements had a term of one year and was not repaid.  Due to the default and reset of the conversion price to 80% of the fair value of the Company’s common stock five days prior to the default, the Company tested each convertible promissory note for an incremental beneficial conversion feature.  The Company’s Board of Directors has determined that the default date for each convertible promissory note was April 30, 2008.  The calculation of the conversion rate to common shares on such date was $0.0146 of principal outstanding to one share of common stock (now $2.912 per share after the 200-to-1 reverse stock split).  Based on the default provisions, as of June 30, 2011, noteholders may convert their principal balance into 273,867 common shares (shares after consideration of the 200-to-1 reverse stock split).  Further, as of June 30, 2011, noteholders may convert accrued interest into 139,013 common shares (shares after consideration of the 200-to-1 reverse stock split).  Unless the Company declares a stock dividend, or there is some other re-capitalization of the Company, such as a stock split or reverse stock split, the conversion price established at the default date will not change.

AMERICAN SCIENTIFIC RESOURCES, INCORPORATED
NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2011

During the quarter ended March 31, 2011, holders of 1.65 units with principal of $82,500 and accrued interest of $30,618 converted into 400,445 common shares (shares after the 200-to-1 reverse stock split) at a weighted average conversion rate of $0.2825.  Due to differences between the default date conversion rate of $0.0146 of principal outstanding to one share of common stock (now $2.912 per share after the 200-to-1 reverse stock split) and the actual conversion rated granted to these noteholders of $0.2825, the Company incurred a charge for the conversion price adjustment to induce the conversion to equity in the amount of $183,952.  As of June 30, 2011 and December 31, 2010, the Company had $797,500 and $880,000 of principal outstanding on these convertible promissory notes, respectively.

The convertible promissory notes accrue interest at 10% per annum, and all principal and interest was due on the first anniversary of their issuance date.  These notes were convertible into shares of our common stock at the option of each holder at (1) $0.25 per share, or (2) a 20% discount to the price per share issued in a financing transaction of at least $2,000,000, or (3) in the event of default, the conversion price would be adjusted to equal 80% of the Company’s average closing stock price during the five trading days prior to default.  Due to default, interest began to accrue at 15% per annum beginning one year from the date of issuance. During the six months ended June 30, 2011, interest expense accrued related to these convertible promissory notes was $61,735.  At June 30, 2011, total accrued interest expense amounted to $404,806.

The subscription agreements for these debentures contain a registration rights penalty whereby, commencing upon six months from an initial unit sale and, for each monthly period thereafter that the common stock and the common stock underlying the warrants are not registered, the Company will issue 4,167 warrants per unit as a penalty to the subscription holder.  The Company failed to file a registration statement and consequently, beginning August 2007, the Company began valuing 4,167 warrants per outstanding unit as a penalty.  The penalty warrants have been determined to be a derivative instrument.  For the period ended June 30, 2011, the fair value of the penalty warrants and the fair value of the previously issuable warrants have been determined by using the Black-Scholes pricing model.  See Note 10 – Derivative Instruments for changes in the fair value of these derivatives. The aggregate value of the new penalty warrants issued for the six months ended June 30, 2011 amounted to $1,084.  Changes in fair value for the previously issued warrant derivative liabilities amounted to an adjustment of $7,024 for the six months ended June 30, 2011, resulting in these warrant derivative liabilities to be carried at their fair values of $4,871 at June 30, 2011.

A current member of the Company’s Board of Directors directly owns convertible promissory notes which provide for conversion into 250 common shares and 500 warrants to purchase common shares.  Parties directly and indirectly related to this director own convertible promissory notes convertible into 1,500 common shares and 3,000 warrants to purchase common shares (share and warrant amounts after the 200-to-1 reverse stock split).

First quarter 2010 convertible debentures. On February 16, 2010 and March 23, 2010, the Company entered into agreements with Granite to issue convertible debentures in the aggregate amount of $400,000 and warrants to purchase 20,000,000 shares of common stock (100,000 shares after the 200-to-1 reverse stock split) in exchange for the return of 33,333,333 common shares (166,667 shares after the reverse split) and cash proceeds of $200,000, less a selling commission of $16,000.  The debentures mature two years from the date of issuance and were initially convertible at any time within that period at a conversion price equal to the lesser of $0.0066 per share ($1.32 per share after the 200-to-1 reverse stock split) or 90% of the volume weighted average price of the Company’s common stock for the ten days immediately prior to conversion, but such conversion price would not be below $0.003 per share ($0.60 per share after the 200-to-1 reverse stock split).  The warrants were initially exercisable over three years from the date of issuance at $0.01 per share ($2.00 per share after the 200-to-1 reverse stock split).  On May 13, 2010, in conjunction with the issuance of the second quarter 2010 convertible debentures, the Company exchanged the first quarter 2010 convertible debentures and warrants, effectively amending the floor price to $0.0015 per share ($0.30 per share after the 200-to-1 reverse stock split) and extending the exercise period of the warrants to seven years from May 13, 2010.

AMERICAN SCIENTIFIC RESOURCES, INCORPORATED
NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2011

Due to the triggering of anti-dilution provisions in the agreements, the conversion price of the debt and the exercise price of the warrants has adjusted to $0.80 per share , $0.67 per share, $0.60 per share, $0.15  per share and $0.10 per share on September 16, 2010, November 16, 2010, March 4, 2011, March 31, 2011 and May 4, 2011, respectively.  (The adjusted per share prices described above reflect the 200-to-1 reverse stock split.)

During the first quarter ended March 31, 2011, the investor converted $87,500 of principal into 132,576 shares of our common stock (shares after the 200-to-1 reverse stock split) at an exchange price of $0.66 per share (per share amount after the 200-to-1 reverse stock split).  During the second quarter ended June 30, 2011, the investor converted $21,000 and $3,000 of principal into 140,000 and 30,000 common shares at conversion prices per share of $0.15 and $0.10, respectively.  As of June 30, 2011, the principal outstanding on the first quarter 2010 convertible debentures was $288,500.

These convertible debentures initially accrued interest at 8% per annum, payable annually on or before December 31, beginning on the first such date after the issue date.  On May 13, 2010, in conjunction with the issuance of the second quarter 2010 convertible debentures, the Company exchanged the first quarter 2010 convertible debentures amending the interest rate to 10% if paid in cash, or 12% if paid in equivalent shares of common stock, at the Company’s option, and extended the maturity date to May 13, 2012.  For the periods ended June 30, 2011 and 2010, the Company accrued interest expense at 12% and 10% in the amounts of $18,869 and $13,667, respectively, related to these convertible debentures.  For 2011, the Company has assumed interest will be paid with new issuances of common stock.  In March 2011, the Company issued 65,057 shares of common stock (share amount after the 200-to-1 reverse stock split) valued at $57,250 as payment for interest accrued on the first, second and third quarter 2010 convertible debentures through December 31, 2010 at 12% per annum.

At each 2010 commitment date, due to anti-dilution provisions in the convertible debentures, the Company determined that the conversion feature contained an embedded derivative.  The Company recognized an aggregate conversion feature of $940,593, which was recorded as a derivative liability with an offset to discount on convertible notes and interest expense.  After consideration of the relative fair value of the warrants, a discount related to the conversion features was recorded as an offset to the carrying amount of the convertible debentures and was limited to $228,392.  The remainder of $712,201 was charged to interest expense upon issuance during the first quarter of 2010.  The discount is being amortized over the two year term of the debenture.

At each issuance in 2010, the Company determined the relative fair value of the warrants to be $171,608 and recorded this amount as a discount to the carrying amount of the convertible debentures with an offset to derivative liability.  The Company began amortizing the debt discount over the two year term of the debentures.  Additionally, due to anti-dilution provisions in the warrants, the Company determined that the warrants contained an embedded derivative due to the possibility of issuance of additional warrants.  The Company determined the aggregate fair value of the warrant derivative liability to be $311,488 and recorded $139,880 as additional interest expense on the issuance dates.

AMERICAN SCIENTIFIC RESOURCES, INCORPORATED
NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2011

For the six months ended June 30, 2011 and 2010, amortization of the conversion feature and warrant discounts related to the first quarter 2010 convertible debentures, including adjustments for the conversion of note principal to common stock, amounted to $135,242 and $34,588, respectively.  See Note 10 – Derivative Instruments, for the 2011 changes to the fair values of the derivative liabilities related to the conversion features and the warrants.

Second quarter 2010 convertible debentures. On May 13, 2010, the Company entered into agreements with two investors to issue convertible debentures in the aggregate amount of $150,000 and warrants to purchase 7,500,000 shares of common stock (37,500 shares after the 200-to-1 reverse stock split) for cash proceeds of $150,000 less a selling commission of $12,000.  The debentures mature two years from the date of issuance and are convertible at any time within that period at a conversion price equal to the lesser of $0.0066 per share ($1.32 per share after the 200-to-1 reverse stock split) or 90% of the volume weighted average price of the Company’s common stock for ten days immediately prior to conversion.  The conversion price was adjusted to $0.66 per common share ( after the 200-to-1 reverse stock split), but such conversion price shall not be below $0.30 ( after the 200-to-1 reverse stock split).  The warrants are exercisable over seven years.

These convertible debentures accrue interest at 10% per annum if paid in cash or 12% per annum if paid in equivalent shares of common stock.  For the period ended June 30, 2011, the Company accrued interest expense at 12% in the amount of $9,000 related to these convertible debentures.  As described above, the Company issued shares in March 2011 as payment for interest accrued on the first, second and third quarter 2010 convertible debentures through December 31, 2010.

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

For the six months ended June 30, 2011 and 2010, amortization of the conversion feature and warrant discounts related to the second quarter 2010 convertible debentures amounted to $37,500 and $6,122, respectively. See Note 10 – Derivative Instruments for the 2011 changes to the fair values of the derivative liabilities related to the conversion features and the warrants.

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

AMERICAN SCIENTIFIC RESOURCES, INCORPORATED
NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2011

These convertible debentures accrue interest at 10% per annum if paid in cash or 12% per annum if paid in equivalent shares of common stock.  For the period ended June 30, 2011, the Company accrued interest expense at 12% in the amount of $6,000 related to these convertible debentures.  As described above, the Company issued shares in March 2011 as payment for interest accrued on the first, second and third quarter 2010 convertible debentures through December 31, 2010.

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

For the six months ended June 30, 2011, amortization of the conversion feature and warrant discounts related to the third quarter 2010 convertible debentures amounted to $24,658.  See Note 10 – Derivative Instruments for the 2011 changes to the fair values of the derivative liabilities related to the conversion features and the warrants.

Dilution adjustments.  On September 16, 2010, the Company granted Lanktree the right to convert the principal balance outstanding on Note 1 in the amount of $580,000 into shares of common stock at a conversion price of $0.80 per share (after the 200-to-1 reverse stock split).  As a result of anti-dilution provisions in various other debentures and warrant agreements, conversion prices related to the first and second quarter 2010 convertible debentures adjusted to $0.80 per share, and exercise prices related to warrants issued with the first, second and third quarter debentures adjusted to $0.80 per share.  The anti-dilution provisions also triggered the issuance of 228,125 warrants ( after the 200-to-1 reverse stock split) with an exercise price of $0.80 (after the 200-to-1 reverse stock split).  At issuance, these additional warrants had approximately a six and two-thirds year term to match the remaining term of the originally issued warrants.  On September 16, 2010, the Company determined the aggregate fair values of the additional warrants to be $410,592.

On November 16, 2010, the Company granted an investor the right to purchase 75,000 shares of common stock (after the 200-to-1 reverse stock split) in exchange for cash proceeds of $50,000 at $0.66 per share (after the 200-to-1 reverse stock split).  As a result of anti-dilution provisions in various debentures and warrant agreements, conversion prices related to the first and second quarter 2010 convertible debentures adjusted to $0.66 per share, and exercise prices related to warrants issued with the first, second and third quarter debentures adjusted to $0.66 per share.  The anti-dilution provisions also triggered the issuance of an additional 78,594 warrants (after the 200-to-1 reverse stock split) with an exercise price of $0.66 (after the 200-to-1 reverse stock split).  At issuance, these additional warrants had approximately a six and one-half year term to match the remaining term of the originally issued warrants.  On November 16, 2010, the Company determined the aggregate fair values of the warrants to be $72,274.

On March 4 and March 31, 2011, the Company granted investors the right to exchange $82,500 of principal and $30,618 of accrued interest related to the 2007 subscription agreement debentures for 400,445 shares of common stock at a weighted average exchange rate of $0.282481 per share.  As a result of anti-dilution provisions in various debentures and warrant agreements, conversion prices related to the first and second quarter 2010 convertible debentures adjusted from $0.66 per share to $0.60 per share and then to $0.15 per share, and exercise prices related to warrants issued with the first, second and third quarter debentures adjusted from $0.66 per share to $0.60 per share then to $0.15 per share.  The anti-dilution provisions also triggered the issuance of an additional 1,614,114 warrants.  At issuance, these additional warrants had approximately a six year term to maturity to match the remaining term of the originally issued warrants.  On March 4 and March 31, 2011, the Company determined the aggregate fair values of the warrants to be $667,144.

AMERICAN SCIENTIFIC RESOURCES, INCORPORATED
NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2011

On May 4, 2011, the Company granted another investor the right to exchange $50,000 of principal on Note 1 acquired from Lanktree for 500,000 common shares at an exchange rate of $0.10 per share.  As a result of anti-dilution provisions in various debentures and warrant agreements, conversion prices related to the first and second quarter 2010 convertible debentures adjusted from $0.15 to $0.10 per share, and exercise prices related to warrants issued with the first, second and third quarter debentures adjusted from $0.15 to $0.10 per share.  The anti-dilution provisions also triggered the issuance of an additional 1,041,667 warrants with an exercise price of $0.10.  At issuance, these additional warrants had approximately a six year term to maturity to match the remaining term of the originally issued warrants.  On May 4, 2011, the Company determined the aggregate fair values of the warrants to be $187,416.

See Note 10 – Derivative Instruments for the 2011 changes to the fair values of the derivative liabilities related to the conversion features and the warrants.

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

On February 25, 2011, the Company issued a $25,000 convertible note to Lanktree bearing interest at 12% per annum payable monthly.  The note matured on May 25, 2011, and is convertible into shares of the Company’s common stock at a fixed conversion price of $0.0033 per share ($0.66 per share after the 200-to-1 reverse stock split).  As additional consideration for entering into this note, the Company issued 5,000,000 shares of its common stock (25,000 shares after consideration of the 200-to-1 reverse stock split) valued at $20,000 on the date of issuance.  Based on the relative fair values of the note and common shares, the Company recorded a debt discount of $11,111 on the date of issuance, which was subsequently amortized to interest expense.  As principal was not paid at maturity and no repayments arrangements have been made with the lender, this loan is currently in default.

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

Lender 4.    In May 2011, the Company entered into a $50,000 convertible note with a partnership affiliated with Lanktree.  This note matured on August 4, 2011.  The note bears interest at 12% per annum payable monthly.  In the event of default, the note bears interest at 3% per month in cash and 3% per month in the equivalent of common shares.  The note is convertible at the option of the holder at a conversion price of $0.30 per share.  In conjunction with the issuance of the note, the Company issued 20,000 common shares to the lender.  Based on the relative fair value of the note principal and common shares, the Company recognized a debt discount in the amount of $3,358.  For the period from issuance to June 30, 2011, the Company amortized $2,081 of the discount to interest expense leaving an unamortized discount of $1,278, at June 30, 2011.  In addition, the Company issued an additional 20,000 common shares to Lanktree for facilitating the loan.  These shares were valued at $5,000 on the date of issuance and were charged to other expense.  As principal was not paid at maturity and no repayments arrangements have been made with the lender, this loan is currently in default.

AMERICAN SCIENTIFIC RESOURCES, INCORPORATED
NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2011

10.  DERIVATIVE INSTRUMENTS:

The Company generally uses the Black-Scholes pricing model to estimate the fair values of its derivative instruments.  Derivative instruments consist of variable conversion features from debt to common equity and variable exercise prices for warrants.  As of June 30, 2011, the Company used the following inputs in this model as appropriate for each derivative instrument:  no dividend yield, an expected volatility ranging from 130% to 279%, a risk-free interest rate ranging from 0.10% to 2.61%, and an expected life ranging from 0.63 to 6.05 years, the closing price of the Company’s common stock of $0.38 per share, and a conversion price or an exercise price ranging from $0.10 to $200.  At dates of issuance, the Company used input values as of such date.  A summary of the fair values of the Company’s derivative instruments based on this model as of June 30, 2011, respective issuance dates and as of December 31, 2010 is as follows:

	June 30,	At 2011	December 31,
	2011	Grant Date	2010
Conversion features:
First quarter 2010 issuance	$839,624	$-	$301,955
Second quarter 2010 issuance	450,340	-	141,522
Third quarter 2010 issuance	310,788	-	126,095
Total conversion features	1,600,752	-	569,572

Warrants:
First quarter 2010 issuance	37,983	-	87,958
Second quarter 2010 issuance	14,246	-	32,988
Third quarter 2010 issuance	9,497	-	21,994
2007 debentures - penalty warrants	4,871	1,084	10,810
Total warrants	66,597	1,084	153,750

Dilution warrants:
May 4, 2011 issuance	395,697	187,416	-
March 31, 2011 issuance	593,545	624,835	-
March 4, 2011 issuance	19,607	42,309	-
September 16, 2010 issuance	86,658	-	200,702
November 16, 2010 issuance	29,856	-	69,122
Total anti-dilution warrants	1,125,363	854,560	269,824
Commitments to issue common shares in excess of amount authorized	-	-	125,377
	$2,792,712	$855,644	$1,118,523

Effective May 13, 2010, the Company committed to issue more common shares than authorized by its Articles of Incorporation.  Pursuant to ASC 815-40, Derivatives and Hedging – Contracts in Entity’s Own Equity, the Company’s policy with regard to settling outstanding financial instruments is to settle those with the latest maturity date first, which essentially sets the order of preference for settling the financial instruments.  Therefore, on May 13, 2010, the Company reclassified warrants to purchase common shares and recognized contracts to be settled with common stock from additional paid in capital to derivative liabilities.  Subsequent to May 13, 2010 through February 11, 2011, the Company committed to issue additional shares and warrants above the amount authorized. On December 31, 2010, the fair value of derivative liabilities for contracts to be settled with the Company’s common shares in excess of common share capital authorized aggregated $125,377.  On February 11, 2011, the Company increased the number of authorized shares of its common stock from 2,500,000,000 to 5,000,000,000, and accordingly wrote-off the remaining value of the derivative liability to its consolidated statement of operations.

AMERICAN SCIENTIFIC RESOURCES, INCORPORATED
NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2011

11.  COMMITMENTS AND CONTINGENCIES

Litigation. On August 15, 2008, a competitor, Exergen Corp., filed suit in the United States District Court for the District of Massachusetts against Kidz-Med, Inc., ASRI and Tecnimed, Srl for patent infringement with regard to the Thermofocus thermometer.  Under the Company’s distribution agreement with Tecnimed, Tecnimed is obligated to indemnify the Company against certain actions including this patent infringement action.  However, as part of the Settlement Agreement discussed in Note 9 – Notes Payable, the Company agreed to cover its own fees and expenses in connection with this litigation and agreed to waive any claim for lost profits that may arise within the indemnification provision.  The case is currently at the Markman Hearing stage.  Tecnimed has provided the Company with a legal opinion that the thermometer does not violate the competitor’s patents.  The Company is unable to make an independent assessment of this patent infringement action and is relying on Tecnimed’s defense of this case.  As the Company believes that Tecnimed is capable and willing to defend the Company, and that the Company’s defense costs if any will not be significant, no provision for possible loss related to this litigation has been included in these consolidated financial statements.  In March 2010, the competitor filed an additional complaint against ASRI and Kidz-Med, Inc. in the United States District Court for the District of Massachusetts, alleging that false advertising damaged the competitor.  The competitor is seeking to enjoin the Company from future false advertising and to recover unspecified monetary damages.  Based on the advice of counsel, the Company believes this case is without merit.  The District Court has granted the Company’s motion to dismiss the complaint, however, Exergen has made a motion to reconsider that order and the motion is pending.

On September 21, 2010, Tecnimed filed a complaint against the Company and its Kids-Med subsidiary in U.S. District Court for the Southern District of New York, alleging breach of a non-compete agreement and infringement on the Thermofocus trademark and trade dress.  Further, the complaint alleges that the Company is in default on the payment of $209,802 of principal and $88,867 of interest under the notes due Tecnimed.  (Since the initial filing of the complaint, a customer of the Company has paid Tecnimed approximately $46,000, which the Company applied as a reduction of principal.  As of June 30, 2011, the Company is carrying a principal balance due Tecnimed of $163,947 and accrued interest of $83,991.)  The Company has countersued Tecnimed for breach of the Settlement Agreement that the parties had entered into in 2009.  On January 18, 2011, the U.S. District Court for Southern New York granted Tecnimed’s request for a preliminary injunction and ordered the Company to stop selling the VeraTemp in the allegedly infringing package and to recall the product in the contested packaging from customers.  On February 11, 2011, after Tecnimed posted a $130,000 preliminary injunction bond with the Court to compensate the Company in the event Tecnimed does not prevail in this action, the Company sent recall notices out to its customers.  The Company also complied with this injunction by changing its retail package to reflect the order of the Court.  For the six months ended June 30, 2011, the Company reversed previously recognized revenues from sales in the allegedly infringing package in the amount of $84,208.  The Company now ships the thermometer to customers in its new, Court-approved package.  The Company expects to incur approximately $30,500 of direct costs specifically related to the recall, including shipping and repackaging costs.  Of this amount, $5,500 was expensed during the second quarter of 2011 and the remainder was expensed as of December 31, 2010.  In addition, the recall caused lost sales which the Company would seek to recover from the preliminary injunction bond should it prevail in the case.  The Company has appealed the District Court’s preliminary injunction order to the United States Court of Appeals for the Second Circuit.  That appeal has been fully briefed and a decision is expected in the fourth quarter of 2011.  The Company has acknowledged the outstanding note and interest owed to Tecnimed, yet seeks to offset those amounts by the damages caused by Tecnimed’s breach of the Settlement Agreement.  Tecnimed is seeking additional damages caused by the Company’s use of the allegedly infringing packaging.  Based on advice of counsel, the Company does not believe it has significant exposure because Tecnimed had no material amount of sales in the United States at the time.  Finally, Tecnimed is alleging it is entitled to recover its attorneys’ fees under the “exceptional case” provisions of the Lanham Act.  Based on the advice of counsel, the Company believes that it is unlikely that this case would be deemed an exceptional case.

AMERICAN SCIENTIFIC RESOURCES, INCORPORATED
NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2011

The Company has, and may in the future, become a party to various claims, complaints and legal actions arising in the ordinary course of business.  In the opinion of management, after consulting with counsel, there are currently no additional legal matters that would have a further material adverse effect on the financial statements of the Company taken as whole as of June 30, 2011.

Employment agreements. In conjunction with the Disintegrator acquisition (See Note 8 –  Patent, Contingent Note Payable and Contingent Compensation), the Company entered into a ten year employment agreement with a former executive and majority owner of Safeguard in addition to the contingent compensation per the asset purchase agreement.  The employment agreement calls for a base salary of $10,000 per month beginning upon the receipt of $500,000 of combined new capital and revenue, and $20,000 per month beginning upon the receipt of $2,500,000 of combined new capital and revenue.  The $20,000 per month base salary began accruing January 1, 2011.  The employment agreement may be terminated by the executive in the event of default with prior notice, and by the Company for cause, or death or permanent disability of the executive.  During the six months ended June 30, 2011, the Company expensed $120,000 of base salary related to this agreement.  At June 30, 2011, approximately $36,000 of base salary was unpaid.

Effective April 5, 2007, the Company entered into an employment agreement with our chief executive officer.  This agreement continues until (i) another chief executive officer is appointed by a majority of our Board of Directors, (ii) either party terminates in accordance with the provisions of the agreement, or (iii) his death or permanent disability.  The agreement calls for a minimum salary of $10,000 per month plus additional cash and stock compensation upon the achievement of various milestones.  The Company has not made certain cash payments due under the agreement.  During the six months ended June 30, 2011, the Company expensed $60,000 related to this agreement.  As of June 30, 2011, $350,000 has been accrued as compensation payable.  This employment agreement also called for the issuance of 2,500 fully-vested, restricted shares of the Company’s common stock upon execution.  As of June 30, 2011, the shares had not been issued, however the Company has accrued $70,000 as an obligation to issue shares based on the closing price on the date of grant.

On March 1, 2010, the Company entered into a five year employment agreement with an executive. The employment agreement calls for the monthly award of restricted shares of our common stock equivalent to $15,000 per month based on the average closing price for the month plus a 2% cash bonus for sales collected through June 30, 2010.  Beginning on the later of July 1, 2010, or date the Company’s registration statement with the SEC becomes effective, the executive shall be entitled to a base salary of $12,000 per month, plus a 2% cash bonus for sales collected and a 2% common stock bonus for sales collected.  The Company’s registration statement with the SEC became effective on January 14, 2011.  The shares issuable for the stock bonus shall be determined based on the five day average closing price prior to the collection of the sale.  The agreement also calls for the reimbursement of expenses including payment to the executive of up to $650 per month for office space.  During the six months ended June 30, 2011, the Company has paid $72,000 and issued 88,448 common shares in accordance with this agreement.

Service agreements.  Beginning January 1, 2010, the Company and a marketing consultant entered into an amended agreement, whereby the consultant is entitled to receive warrants valued up to $1,987,500 based upon the execution of certain licensing agreements and upon the achievement of certain collected revenue targets.  Upon achievement of the targets, warrants equivalent to the first $200,000 shall be issued based on the 30 day trailing weighted average price of the Company’s common stock.  The exercise price is to be determined as 50% of the 30 day trailing weighted average price.  All warrants are exercisable over 5 years from the date of issuance.  Upon achievement of subsequent targets, beginning at $2,000,000 of revenues collected, warrants equivalent of up to $1,787,500 shall be issued based on the 30 day trailing weighted average price and an exercise price equal to the 30 day trailing weighted average price.  The Company will account for warrants issuable when the targets are met.  In addition, the consultant is entitled to a cash fee of $5,000 per month, plus reimbursement of out-of-pocket expenses, for services rendered through the conclusion of the agreement in August 2019.  The fee is subject to escalation upon the achievement of certain collected revenue targets as a result of the consultant’s efforts.  For the year ended December 31, 2010, the Company had incurred $131,903 for fees and expenses related to this amended agreement and paid $72,424.  In January 2011, the Company and the consultant settled all amounts due through December 31, 2010, for the issuance of 12,000,000 shares of our common stock, $15,000 in cash and $2,480 of expenses.  The shares were valued at $35,000 based on the value of unpaid services in accordance with the agreement between the parties.  The 12,000,000 common shares (equivalent to 60,000 shares after the 200-to-1 reverse stock split) were issued on January 21, 2011. During the six months ended June 30, 2011, the Company accrued cash fees of $30,000 related to this agreement.  On July 27, 2011, the Company issued 72,727 common shares as payment for the $15,000 cash piece within the 2010 year end settlement.

AMERICAN SCIENTIFIC RESOURCES, INCORPORATED
NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2011

Purchase and sale agreements.  From time to time, the Company enters into agreements to purchase components and finished products for resale.  The purchase agreements have various durations and require the Company to purchase certain minimum quantities.  As of June 30, 2011, the Company has advanced $252,745 to vendors, and shall owe $141,214 upon product delivery.

12.  EQUITY

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

Increase/Decrease in common shares authorized. On February 11, 2011, the Company increased the amount of its common shares authorized for issuance from 2.5 billion to 5.0 billion.  The amount of common shares authorized was not adjusted by the March 21, 2011, 200-to-1 reverse stock split.  On July 21, 2011, the Company reduced the amount of common shares authorized from 5.0 billion to 500 million.

Sale of common shares and warrants. In March 2011, the Company sold 15,000 shares of common stock and issued warrants to purchase 400,000 shares of common stock (shares and warrants after consideration of the 200-to-1 reverse stock split) for cash proceeds of $60,000 and paid professional fees of $3,000 related to this transaction.  The shares were valued at $4,500, or $0.30 per share.  The warrants have an exercise price of $0.0001 and expire seven years from the date of issuance.  The Company valued the warrants on the date of sale using the Black- Scholes pricing model at $153,000, but did not record this value.

In June 2011, the Company sold an aggregate of 242,424 shares of common stock for cash proceeds of $50,000.

Warrants for common shares. During the six months ended June 30, 2011, the Company granted or sold an aggregate of 4,304,311 warrants (warrants after consideration of the 200-to-1 reverse stock split) to purchase an equivalent number of shares of common stock.  These warrants are exercisable over five to seven years and have exercise prices that vary from $0.0001 to $200 per share.   In June 2011, a warrant holder exercised warrants to purchase 224,108 common shares for $22 at $0.0001 per share.  The Company issued these shares on July 19, 2011.  A summary of the status of the Company’s outstanding common stock warrants as of and for the three months ended June 30, 2011, excluding warrants issuable as contingent compensation, is as follows:

		Weighted	Proceeds	Weighted
	Warrants	Avg. Exercise	Upon	Avg. Remaining
	Exercisable	Price	Exercise	Life in Years

Balance December 31, 2010, adjusted for 200-to-1 reverse stock split	561,115	$8.72	$4,892,989	5.67
Granted/Sold	4,304,311	0.13	574,465	5.83
Exercised	(224,108)	0.00	(22)	-
Cancelled/Expired	(3,500)	160.00	(560,000)	-
Balance June 30, 2011	4,637,818	1.06	$4,907,432	6.04

AMERICAN SCIENTIFIC RESOURCES, INCORPORATED
NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2011

As of June 30, 2011, warrants to purchase 4,606,196 shares of the Company’s common stock contain a cashless exercise option based on the fair market value of the Company’s stock on the date of exercise.  Warrants to purchase 3,525,000 shares of the Company’s common stock contain provisions, whereby the exercise price for the warrants adjusts proportionally with additional sales of equity below certain prices.  All warrants outstanding at June 30, 2011, contain other anti-dilution provisions should the Company become re-capitalized, incur adjustments for any reorganization, consolidation or merger, and other rights offering participation.

Equity purchase agreement and issuance of Series A preferred stock. On February 3, 2011, the Company entered into an equity purchase agreement (the “Purchase Agreement”) with Southridge Partners II, LP (“Southridge”).  Pursuant to the Purchase Agreement, Southridge agreed to purchase from the Company, for a period of up to 24 months commencing on the effective date of a registration statement filed by the Company for resale of the shares, up to $10,000,000 shares of the Company’s common stock.  The purchase price for the shares of common stock sold will be equal to 92% of the average of the lowest 2 daily closing prices for the 5 trading days immediately following the date on which the Company is deemed to provide a put notice under the Purchase Agreement.  The maximum amount of common stock that Southridge shall be obligated to purchase with respect to any single closing under the Purchase Agreement will be the lesser of $500,000 or 250% of the average dollar trading volume of the Company’s common stock for the 20 trading days immediately preceding the date on which the Company provides a put notice under the Purchase Agreement.  To date, the Company has not completed the registration process and therefore is unable to put shares under the Purchase Agreement.

Upon execution of the Purchase Agreement, the Company issued Southridge a five-year warrant to purchase 25,000,000 shares of common stock (125,000 shares after consideration of the 200-to-1 reverse stock split) at an exercise price of $0.00615 ($1.23 per share after consideration of the 200-to-1 reverse stock split), which may be exercised on a cashless basis if there is no effective registration statement for the resale of shares of common stock underlying the warrant six month following the issuance.  These warrants were valued using the Black-Scholes pricing model at $112,303 and were expensed as other expense in consolidated statement of operations

The Company agreed to issue to its management and directors a series of preferred stock with voting rights sufficient to grant such holders the ability to vote in favor of an increase in the Company’s authorized common stock and/or a reverse split of the outstanding shares of common stock.  Accordingly, on February 4, 2011, the Company issued to each of its four directors 12,500 shares each of its Series A Preferred Stock.  On February 11, 2011, the Company increased the number of authorized shares of its common stock from 2.5 billion to 5.0 billion.  In the aggregate, the Company issued 50,000 of its Series A Preferred Stock, which gave each of the holders 100,000 votes for each share of preferred stock owned.  The Series A Preferred Stock is non-participating in any dividends, is not convertible and has a liquidation provision on a pari passu basis with the common shares.  The four members of the Company’s Board of Directors jointly held 5.0 billion votes immediately before and after the 200-to-1 reverse common stock split.  As of the date of issuance, an independent valuation specialist determined the 50,000 shares of Series A Preferred Stock to be $12,800, and the Company recognized compensation expense to the directors accordingly.

AMERICAN SCIENTIFIC RESOURCES, INCORPORATED
NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2011

Share Based Compensation

Common stock issued for services to non-employees.  During the six months ended June 30, 2011, the Company issued 1,839,414 shares of its common stock to various service providers for legal, public relations and accounting services.  These shares were valued in the aggregate at $927,213 based on the closing price of the Company’s common stock on their respective dates of issuance.  Included in these share issuances were 390,000 common shares valued at $244,800 which were issued in satisfaction of trade payables as the expense for services was recognized in a prior period.

Incentive Stock Plan. In January 2011, the Company’s Board of Directors approved the American Scientific Resources 2011 Incentive Stock Plan which allocates up to 100,000,000 shares (now 500,000 shares after the March 21, 2011, 200-to-1 reverse common stock split) of common stock for awards to directors, officers, selected employees and consultants as qualified and non-qualified stock options, and as restricted and non-restricted stock awards.  To date, the Company has awarded 481,766 shares (shares after 200-to-1 reserve stock split) under this plan to date.

Stock Option Plan.  In June 2011, the Company’s Board of Directors approved a stock option plan authorizing the award of up to 100,000,000 options to purchase common shares as incentive stock options or non-qualified stock options at exercise prices, vesting periods and terms (up to 10 years) as determined by the Board of Directors or a designated committee.  In June 2011, the Board of Directors awarded 5,295,000 options to directors, employees and consultants, exercisable at $0.40 per share over 5 years with immediate vesting as compensation for past services.  The closing market price of the Company’s common stock on the award date was $0.32 per share.  Based on application of the Black Sholes pricing model, the Company determined the value of the options awarded to be $1,691,126 and expensed this amount as operating, sales and administrative expenses on the date of grant.

Obligation to Issue Common Shares

A summary of the Company’s obligations to issue common shares as recorded in these consolidated financial statements at June 30, 2011 and December 31, 2010, is as follows:

	June 30, 2011		December 31, 2010
	Common	Obligation Date	Common	Obligation Date
	Shares	Fair Value	Shares	Fair Value

Shares issuable as compensation	2,500	$70,000	2,500	$70,000
Shares issuable from exercise of warrants	224,108	22	-	-
	226,608	$70,022	2,500	$70,000

In June 2011, a warrant holder exercised warrants to purchase 224,108 common shares for $22 and the Company issued these shares on July 19, 2011.

At June 30, 2011, in addition to the amounts in the above table, the Company has potentially dilutive securities consisting of convertible securities, commitments, warrant agreements, employment agreements and other agreements that could obligate the Company to issue up to 14,047,960 additional common shares.

13.  RELATED PARTY TRANSACTIONS

As discussed in Note 9 – Notes Payable, a current member of the Company’s Board of Directors directly owns notes convertible in common shares, and warrants to purchase common shares.  In addition, this director is indirectly related to Lender 2 and other holders of convertible notes.

As discussed in Notes 8 and 11 above, the Company entered into an asset purchase agreement and an employment agreement with a former executive and majority owner of the Seller of the Disintegrator patent.  These agreements call for additional consideration and compensation payments based on the achievement of certain revenue and capital targets.

AMERICAN SCIENTIFIC RESOURCES, INCORPORATED
NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2011

14.  SUBSEQUENT EVENTS

The following is a summary of significant events impacting the Company for the period from July 1, 2011, through the issuance of these financial statements in addition to subsequent events described in the footnotes above.

On July 14, 2011, the Company sold 145,454 shares of common stock to a relative of our chief executive officer for cash proceeds of $30,000.

On July 19, 2011, the Company settled a dispute with a former financial advisor by entering into a mutual release agreement and issuing a two year promissory note in the amount of $70,000.  The note bears interest at 4% per annum with principal and interest payable at maturity.

On July 25, 2011, the Company sold 72,727 shares of common stock to two investors for cash proceeds of $15,000.

On July 25, 2011, the Company issued 100,000 shares of common stock for investor relations services.  These shares were valued at $24,000 based on the closing market price on the day of issue.

On July 26, 2011, the Company agreed to settle $200,000 of $1.2 million, non-interest bearing contingent note due to a party related to the Seller of the Disintegrator patent in exchange for the issuance of 500,000 shares of the Company’s common stock.

*  *  *  *

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations.

This quarterly report on Form 10-Q and other reports filed by American Scientific Resources, Inc. (“we,” “us,” “our,” or the “Company”) from time to time with the U.S. Securities and Exchange Commission (the “SEC”) contain or may contain forward-looking statements (collectively the “Filings”) and information that are based upon beliefs of, and information currently available to, the Company’s management as well as estimates and assumptions made by Company’s management.  Readers are cautioned not to place undue reliance on these forward-looking statements, which are only predictions and speak only as of the date hereof. When used in the Filings, the words “anticipate,” “believe,” “estimate,” “expect,” “future,” “intend,” “plan,” or the negative of these terms and similar expressions as they relate to the Company or the Company’s management identify forward-looking statements. Such statements reflect the current view of the Company with respect to future events and are subject to risks, uncertainties, assumptions, and other factors. Should one or more of these risks or uncertainties materialize, or should the underlying assumptions prove incorrect, actual results may differ significantly from those anticipated, believed, estimated, expected, intended, or planned.

Although the Company believes that the expectations reflected in the forward-looking statements are reasonable, the Company cannot guarantee future results, levels of activity, performance, or achievements. Except as required by applicable law, including the securities laws of the United States, the Company does not intend to update any of the forward-looking statements to conform these statements to actual results.

Our financial statements are prepared in accordance with accounting principles generally accepted in the United States (“GAAP”). These accounting principles require us to make certain estimates, judgments, and assumptions. We believe that the estimates, judgments, and assumptions upon which we rely are reasonable based upon information available to us at the time that these estimates, judgments, and assumptions are made. These estimates, judgments, and assumptions can affect the reported amounts of assets and liabilities as of the date of the financial statements as well as the reported amounts of revenues and expenses during the periods presented. Our financial statements would be affected to the extent there are material differences between these estimates and actual results. In many cases, the accounting treatment of a particular transaction is specifically dictated by GAAP and does not require management’s judgment in its application. There are also areas in which management’s judgment in selecting any available alternative would not produce a materially different result. The following discussion should be read in conjunction with our consolidated financial statements and notes thereto appearing elsewhere in this report.

Plan of Operation

We provide healthcare and medical products distributed globally primarily to retail drug chains, retail stores specializing in sales of products for babies, medical supply dealers and over the internet.  Effective January 1, 2011, the Company closed the accounts of Kidz-Med, Inc. and made the subsidiary inactive.  The Company currently sells all products through the parent company, American Scientific Resources, Incorporated, utilizing the VeraTemp, VeraTemp+, Disintegrator and Kidz-Med brand names.

The Company is currently selling its products, primarily the VeraTemp and VeraTemp+ thermometers, through retailers such as Giant Supermarkets, Lucky Supermarkets, Save Mart, C&S Grocers, CVS Pharmacy, Duane Reade, Bartell Drugs, Fred Meyer, Price Chopper and internet sites such as Amazon.com, Walmart.com, CVS.com, Costco.com, Target.com, Rite-aid.com, DrugStore.com, Diapers.com, Pamida and through wholesalers and medical supply dealers such as Cardinal Health, Amerisource Bergen, School Health, Henry Schien and McKesson Surgical.  The Company has recently shipped products to, or entered into agreements with, foreign distributors located in Canada, Chile, France, Israel, Lebanon, Thailand and the United Kingdom.  The Company received and shipped its first 2,000 unit order of the VeraTemp thermometer in September 2010 and has subsequently received, assembled and shipped approximately 20,000 units.  As of June 30, 2011, the Company had placed deposits amounting to $252,000 with suppliers in order to procure 38,000 units. As of the date of this report, the Company has received and assembled 23,000 of these units and the remaining 15,000 units are in transit from China.

The Company began assembly and packaging of the VeraTemp thermometer and the Disintegrator Plus during 2010.  The Company was conducting such assembly and packaging at, and fulfilling most retail, wholesale and internet orders from, a warehouse facility located in Chagrin Falls (near Cleveland), Ohio.  During the second quarter of 2011, the Company moved its assembly and packaging operating to a warehouse facility in Boca Raton, Florida.

On February 4, 2011, the Company issued an aggregate of 50,000 shares of its Series A Preferred Stock in equal amounts of 12,500 shares to each of its four directors.  The Series A Preferred Stock entitles the holder to 100,000 votes for each share of preferred stock owned giving the directors control of the Company.  On February 11, 2011, the Company increased the number of authorized shares of its common stock from 2.5 billion to 5.0 billion.  On March 21, 2011, the Company completed a 200-to-1 reverse common stock split.  All share and per share amounts shown in this Item 2. – Management’s Discussion and Analysis of Financial Condition and Results of Operations are adjusted for the effects of the reverse stock split.  On July 21, 2011, the Company decreased the number of common shares authorized from 5.0 billion to 500 million.

During the next 12 months, the Company intends to raise funds from borrowings and sales of its common stock to fund purchases, assembly and distribution of its products and generally accelerate its growth.

Results of Operations

For the Three Months Ended June 30, 2011 Compared to the Three Months Ended June 30, 2010

	Three Months Ended June 30,		Change
	2011	2010	$	%

Product sales, net	$222,129	$137,528	$84,601	61.5%
Cost of goods sold	(142,573)	(95,045)	(47,528)	50.0%
Inventory adjustment	-	(63,194)	63,194	100.0%
Gross profit	79,556	(20,711)	100,267	484.1%

Operating, sales and administrative expenses	(2,598,463)	(717,930)	(1,880,533)	-261.9%

Net loss from operations	(2,518,907)	(738,641)	(1,780,266)	-241.0%

Other income (expense):
Interest expense	(551,778)	(416,439)	(135,339)	-32.5%
Change in fair value of derivative instruments	(711,000)	831,044	(1,542,044)	-185.6%
Loss on settlement of debt	-	(478,262)	478,262	100.0%
Charge resulting from triggered anti-dilution
provisions within financial instruments	(187,416)	-	(187,416)	n/m
Other expenses	(40,596)	(12,000)	(28,596)	-238.3%
Total other income (expense)	(1,490,790)	(75,657)	(1,415,133)	-1870.5%

Net loss applicable to common shareholders	$(4,009,697)	$(814,298)	$(3,195,399)	-392.4%

Weighted average number of common shares
outstanding, basic and diluted (2010 pro forma
adjusted for 200-to-1 reverse common stock split)	13,245,965	9,477,805

Basic and diluted net loss per common share	$(0.30)	$(0.09)

Net Revenues

Net revenues from product sales for the three months ended June 30, 2011 were $222,129, an increase of approximately $85,000 or 62% from net revenues of $137,528 for the same period in 2010.  A majority of our revenues for the three months ended June 30, 2011 were derived from sales of the VeraTemp and VeraTemp+, while sales for the same three month period in the previous year consisted of sales of the Thermofocus 5-in-1 thermometer.  During the three months ended June 30, 2011 and 2010, most sales were made to retailers, wholesalers and individuals over the internet.  The Company ceased actively selling the Thermofocus during 2010, and began discounting the remaining Thermofocus units carried in inventory during the second quarter of 2010.  An inventory adjustment of $63,194 was recorded during the second quarter of 2010 to write-down the book value or the Thermofocus inventory.  During the third quarter of 2010, the Company began selling and distributing its new VeraTemp and VeraTemp+ thermometers, and its new Disintegrator Plus needle and lancet destruction device.  The VeraTemp products have a lower cost of production than the Thermofocus and therefore a lower selling price.  Comparing sales during the three months ended June 30, 2011, to the same three month period in 2010, per unit pricing for the VeraTemp products was significantly less than that of the Thermofocus despite discounting of the Thermofocus thermometers.

Sales

During the three months ended June 30, 2011, the Company’s sales were adversely impacted by the Court ordered recall of the VeraTemp, which required a change in packaging (see Note 11 - Commitments and Contingencies - Litigation in the Notes to Interim Condensed Consolidated Financial Statements), but to a lesser extent than the first quarter of 2011.  During the three months ended June 30, 2011, the Company reversed $22,304 of previously recognized revenue compared to $61,904 of lost sales for the first quarter of 2011.  Had these thermometers not been returned, net revenues for the three months ended June 30, 2011 would have been $244,433, compared to $137,528 during the same period in 2010.  Customers generally returned the units in the infringing packaging for thermometers in new packaging, or cancelled their order and received cash refunds.

For the three months ended June 30, 2011, approximately 20% of the Company’s net revenue was generated from sales of the VeraTemp thermometer through various online retailers (such as Amazon and CVS.com).   Sales to an international wholesaler, a domestic wholesaler and a major retailer pharmacy chain accounted for 21%, 16% and 11%, respectively, of our net revenue during the three months ended June 30, 2011.  No other single customer accounted for more than 10% of our revenue during the three months ended June 30, 2011.  As of June 30, 2011, the Company had received payment or advance deposits for its products in the amount of $97,025 for which the products had not been shipped, and accordingly revenue recognition was deferred.

The Company had several sales to international customers during the second quarter of 2011.  Approximately 38% of the Company’s sales during the three months ended June 30, 2011, were made to customers outside the United States.  International sales are expected to continue to grow in the coming year.  All such sales have been denominated in U.S. dollars.

Gross Profit

Gross profit for the three months ended June 30, 2011 was $79,556, up from a negative gross profit of $20,711 for the same period in 2010.  However, adjusting for the thermometer sales returned for re-packaging, gross profit for the quarter would have been moderately higher.  Gross profit as a percentage of net revenue for the three months ended June 30, 2010 was 36% compared to 31% for the same three month period last year excluding the 2010 inventory adjustment.  During 2010, the Company began phasing out distribution of the Thermofocus thermometer due in part to falling customer demand and high product costs, and began accepting orders for the new VeraTemp thermometer.

Expenses

Operating, sales and administrative expenses amounted to $2,598,463 for the three months ended June 30, 2011, compared to $717,930 for the same period in 2010.  The $1.88 million, or 262%, increase resulted primarily from the issuance of stock options valued at $1.69 million to directors, employees and professional advisors for past services. The Company also incurred higher professional fees (primarily stock-based compensation) of approximately $23,000, higher advertising and promotion costs of approximately $18,000, higher office and relocation costs of approximately $15,000 offset by lower patent amortization costs of $39,000.  During the second quarter of 2010, the Company reversed approximately $107,000 of expenses previously deemed payable to various vendors and creditors.

At December 31, 2010, the Company determined that, due to capital constraints and other factors, cash flows from the Disintegrator® would not be realized and therefore the value of the patent was impaired.  On December 31, 2010, the Company recorded a patent impairment charge of $1,749,664 to write-down the carrying value of the patent to $639,138 representing the present value of expected future cash flows over the remaining life of the patent.  During the three months ended June 30, 2011, the Company recognized patent amortization expense of $13,996 compared to $52,694 during the same period in 2010.

Interest Expense

Interest expense was $551,778 for the three months ended June 30, 2011, compared to $416,439 for the same three month period in 2010.   During the three months ended June 30, 2011, we recognized approximately $102,000 as interest expense for warrants granted to extend the payment dates of debt obligations.  During the same period in 2010, we recognized approximately $225,000 as interest expense related to the initial recording of derivative liabilities imbedded within certain of warrants and conversion features attached to the second quarter 2010 convertible debt issuances.   During the three months ended June 30, 2011, we incurred approximately $169,000 of interest expense related to the amortization of debt discounts compared to $100,000 for the same period in 2010.  As a result of the Company’s inability to pay interest when due, the Company incurred penalty interest expenses during the three months ended June 30, 2011 of approximately $105,000, compared to approximately $42,000 for the same three month period a year ago.  In addition, due to the various issuances comprising the second quarter 2011 inventory notes and a convertible note, we recognized additional interest expense during the three months ended June 30, 2011.  Offsetting this increase, during the three months ended June 30, 2011, principal outstanding on various interest-bearing notes was reduced through several conversions to equity resulting in reductions of interest expense.

Gains and Losses related to Debt Instruments and Derivative Liabilities

On May 4, 2011, we incurred a non-cash charge of $187,419 due to the issuance of 1,041,667 warrants to protect an investor from dilution as a result of the Company adjusting the conversion price for certain convertible debt to $0.10 per common share.  The warrants were valued using the Black-Scholes pricing model.  The reduction was made in order to induce a noteholder to convert a portion of a debt obligation to common equity.  In addition, as a result of adjusting the conversion price to $0.10 per share, changes in the market price of our common stock and other valuation factors,  we incurred an aggregate non-cash loss of $711,000 for the three months ended June 30, 2011 as the net change to the fair value of our derivative liabilities.  Due primarily to an increase in the trading price of our common stock from May 4, 2011 to June 30, 2011, the value of the derivative liability associated with the 1,041,667 warrants increased by approximately $280,000 (of the $711,000 total change for the quarter).  As a result of decreases in the trading price of our common stock during the second quarter last year, and a stock price decrease from issuance of convertible debt to quarter-end, we recognized a non-cash gain of approximately $831,000 during the second quarter of 2010 as the net change in the value of our derivative instruments.

In June 2010, we recognized a loss of $478,262 on the settlement of a debt obligation.

Net Loss

The net loss applicable to common shareholders was $4,009,697 for the three months ended June 30, 2011 compared to net a loss of $814,298 for the same three month period in 2010.  As discussed above, the significantly higher net loss was primarily due to (i) the expensing of stock options issued to directors, employees and professional advisors, (ii) the charge resulting from triggered anti-dilution provisions within certain convertible debt agreements, (iii) fair value changes within derivative instruments, (iv) higher interest expenses, (v) higher other operating, sales and administrative expenses, offset by higher  gross profits on sales of our products.

For the three months ended June 30, 2011 and 2010, the basic and diluted loss per common share was $0.30 and $0.09, respectively, after adjustment for the 200-to-1 reverse common stock split.  The second quarter 2011 to second quarter 2010 comparison of net loss per common share is impacted by the approximate 40% increase in the weighted average number of shares outstanding due to numerous issuances of common stock to fund operations.

For the Six Months Ended June 30, 2011 Compared to the Six Months Ended June 30, 2010

	Six Months Ended June 30,		Change
	2011	2010	$	%

Product sales, net	$323,376	$313,151	$10,225	3.3%
Cost of goods sold	(235,197)	(176,812)	(58,385)	33.0%
Inventory adjustment	-	(63,194)	63,194	100.0%
Gross profit	88,179	73,145	15,034	20.6%

Operating, sales and administrative expenses	(3,169,577)	(1,319,675)	(1,849,902)	-140.2%

Net loss from operations	(3,081,398)	(1,246,530)	(1,834,868)	-147.2%

Other income (expense):
Interest expense	(1,235,342)	(1,403,980)	168,638	12.0%
Change in fair value of derivative instruments	(818,545)	862,958	(1,681,503)	-194.9%
Loss on settlement of debt	-	(478,262)	478,262	100.0%
Charge resulting from triggered anti-dilution
provisions within financial instruments	(854,560)	-	(854,560)	n/m
Other expenses	(152,899)	(27,960)	(124,939)	-446.8%
Total other income (expense)	(3,061,346)	(1,047,244)	(2,014,102)	-192.3%

Net loss applicable to common shareholders	$(6,142,744)	$(2,293,774)	$(3,848,970)	-167.8%

Weighted average number of common shares
outstanding, basic and diluted (2010 pro forma
adjusted for 200-to-1 reverse common stock split)	12,200,452	9,511,658

Basic and diluted net loss per common share	$(0.50)	$(0.24)

Net Revenues

Net revenues from product sales for the six months ended June 30, 2011 were $323,376, an increase of approximately $10,000 or 3% from net revenues of $313,151 for the same period in 2010.  A majority of our revenues for the six months ended June 30, 2011 were derived from sales of the VeraTemp and VeraTemp+, while sales for the same six month period in the previous year consisted of sales of the Thermofocus 5-in-1 thermometer.  During the six months ended June 30, 2011 and 2010, most sales were made to retailers, wholesalers and individuals over the internet.  The Company ceased actively selling the Thermofocus during 2010.  During the third quarter of 2010, the Company began selling and distributing its new VeraTemp and VeraTemp+ thermometers, and its new Disintegrator Plus needle and lancet destruction device.  Comparing sales during the six months ended June 30, 2011 to the same six month period in 2010, average per unit pricing for the VeraTemp was  less than that of the Thermofocus, however, the Company sold more units of the VeraTemp products during the first half of 2011 than it sold of the Thermofocus during the same six month period last year.

Sales

During the six months ended June 30, 2011, the Company’s sales were adversely impacted by the Court ordered recall of the VeraTemp, which required a change in packaging (see Note 11 - Commitments and Contingencies - Litigation in the Notes to Interim Condensed Consolidated Financial Statements).  During the six months ended June 30, 2011, $84,208 of thermometer sales were reversed due to product returns for re-packaging.  Had these thermometers not been returned, net revenues for the six months ended June 30, 2011 would have been $407,584, compared to $313,451 during the same period in 2010.  In certain cases, customers who had received the thermometer in the infringing packaging, delayed receipt of the re-packaged product (in some cases into the second and third quarters) or cancelled their order.  The Company experienced delays fulfilling orders until new packaging material was obtained.  As of June 30, 2011, the Company had received payment or advance deposits for thermometers in the amount of $97,025 for which the product had not been shipped, and accordingly revenue recognition was deferred.  In addition to delayed or permanently lost sales, the Company has incurred approximately $30,500 of expenses directly related to the packaging recall.

For the six months ended June 30, 2011, 28% of the Company’s net revenue was generated from sales of the VeraTemp thermometer through various online retailers (such as Amazon and CVS.com).  During the first quarter of 2011, a portion of the Company’s revenues resulted from sales of old or slow moving products at significantly discounted prices resulting in slightly negative gross margins.  No such discounted sales took place during the second quarter of 2011.  Sales to a domestic wholesaler, an international wholesaler and a discount retailer accounted for 19%, 14% and 11%, respectively, of our net revenue during the six months ended June 30, 2011.  No other single customer accounted for more than 10% of our revenue during the six months ended June 30, 2011.

The Company has had several sales to international customers to date.  Approximately 31% of the Company’s sales during the six months ended June 30, 2011, were made to customers outside the United States.  International sales are expected to continue to grow in the coming year.  All such sales have been denominated in U.S. dollars.

For the six months ended June 30, 2011, the Company sold more VeraTemp thermometer products than Thermofocus thermometers sold in the same six month period last year.  However, the average selling price per unit for the VeraTemp thermometers was lower than that of the Thermofocus thermometers.

Gross Profit

Gross profit for the six months ended June 30, 2011 was $88,179, up from $73,145 for the same period in 2010.  However, adjusting for the approximately $84,000 of thermometer sales reversed and returned for re-packaging, gross profit would have improved.  Gross profit as a percentage of net revenue for the six months ended June 30, 2010 was 27%, compared to 44% for the same six month period a year ago excluding the inventory adjustment.  During the first quarter of 2011, the Company sold the remaining Thermofocus units and various other slow moving products at negative gross margins.  During 2010, the Company began phasing out distribution of the Thermofocus thermometer due in part to falling customer demand and high product costs, and began accepting orders for the new VeraTemp thermometer.

Expenses

Operating, sales and administrative expenses amounted to $3,169,577 for the six months ended June 30, 2011, compared to $1,319,675 for the same period in 2010.  The $1.85 million, or 140%, increase resulted primarily from the issuance of stock options valued at $1.69 million to directors, employees and professional advisors for past services.  In addition, for the six months ended June 30, 2011, the Company incurred higher advertising and promotion costs of approximately $54,000 and higher salaries and wages of approximately $53,000, offset by lower patent amortization costs of $77,000.  Total employee compensation costs of $476,000 for the six months ended June 30, 2011, were $56,000 higher than the same period in 2010 due primarily to higher base salaries and employee hours incurred, offset by lower amortization of contingent compensation.  Professional fees for marketing, investor relations, legal and accounting services were essentially unchanged, amounting to $745,000 for the six months ended June 30, 2011, compared to $744,000 for the same period in 2010.  Expenses for professional fees consisted of cash payments and stock based compensation for each six month period.  During the second quarter of 2010, the Company reversed approximately $107,000 of expenses previously deemed payable to various vendors and creditors.

At December 31, 2010, the Company determined that, due to capital constraints and other factors, cash flows from the Disintegrator® would not be realized and therefore the value of the patent was impaired.  On December 31, 2010, the Company recorded a patent impairment charge of $1,749,664 to write-down the carrying value of the patent to $639,138 representing the present value of expected future cash flows over the remaining life of the patent.  During the six months ended June 30, 2011, the Company recognized patent amortization expense of $27,991 compared to $105,338 during the same period in 2010.

Interest Expense

Interest expense was $1,235,342 for the six months ended June 30, 2011, compared to $1,403,980 for the same six month period in 2010.  During the six months ended June 30, 2011, we recognized $258,000 as interest expense related to adjustments to conversion rates to induce holders of our convertible debentures to convert to common stock.  During the same period in 2010, we recognized approximately $1,080,000 as interest expense related to the initial recording of derivative liabilities imbedded within certain of warrants and conversion features attached to the first and second quarter 2010 convertible debt issuances.  During the six months ended June 30, 2011, we recognized $357,000 as interest expense for common shares and warrants granted to extend the payment dates of debt obligations.  In addition, during the six months ended June 30, 2011, we incurred approximately $276,000 of interest expense related to the amortization of debt discounts compared to $145,000 for the same period in 2010.  As a result of the Company’s inability to pay interest when due, the Company incurred penalty interest expenses during the six months ended June 30, 2011 of $164,000 compared to approximately $84,000 of such interest for the same six month period a year ago.  In addition, due to various issuances of convertible notes and other debt during 2010, we recognized additional interest expense during the six months ended June 30, 2011.  Offsetting this increase, during the six months ended June 30, 2011, principal outstanding on various interest-bearing notes was reduced through cash payments and conversions to equity resulting in reductions of interest expense.

Gains and Losses related to Debt Instruments and Derivative Liabilities

During the six months ended June 30, 2011, we incurred non-cash charges of approximately $854,560 from the issuance of 2,655,781 warrants in order to cover an investor from dilution as a result of the Company adjusting the conversion price for certain convertible debt to $0.10 per common share.  The warrants were valued using the Black-Scholes pricing model.  The reduction was made in order to induce noteholders to convert a portion of their debt principal to common equity.  In addition, as of changing market prices for our common stock and as a result of adjusting the conversion price to $0.10 per share (from $0.66 per share as of December 31, 2010) within various convertible notes deemed derivative liabilities, we incurred a non-cash loss of approximately $943,000 from re-valuation of derivative liabilities to fair value..    As a result of decreases in the trading price of our common stock during the first and second quarters last year, and stock price decreases from issuance of convertible debt to June 30, 2010, we recognized a non-cash gain of approximately $863,000 during the first half of 2010 as the net change in the value of our derivative instruments.

In June 2010, we recognized a loss of $478,262 on the settlement of a debt obligation.

Upon execution of the Equity Purchase Agreement with an investor on February 3, 2011, the Company issued a five-year warrant to purchase 125,000 shares of common stock at an exercise price of $1.23 per share which may be exercised on a cashless basis if there is no effective registration statement for the resale of shares of common stock underlying the warrant six month following the issuance.  These warrants were valued using the Black-Scholes pricing model at approximately $112,000 and charged to other expense.  In addition, the Company incurred approximately $41,000 of expenses as amortization of deferred financing fees related to various debt agreements during the first six months of 2011.  The Company amortizes such fees over the terms of the respective financing arrangements.

Net Loss

The net loss applicable to common shareholders was $6,142,744 for the six months ended June 30, 2011 compared to a net loss of $2,293,774 for the same six month period in 2010.  As discussed above, the significantly higher net loss was primarily due to (i) the expensing of stock options issued to directors, employees and professional advisors, (ii) the charges resulting from triggered anti-dilution provisions within certain convertible debt agreements, (iii) fair value changes within derivative instruments, (iv) higher interest expenses, (v) higher other operating, sales and administrative expenses, offset by higher gross profits on sales of our products.

For the six months ended June 30, 2011 and 2010, the basic and diluted loss per common share was $0.50 and $0.24, respectively, after adjustment for the 200-to-1 reverse common stock split.

Liquidity and Capital Resources

As of June 30, 2011

As of June 30, 2011, our current liabilities exceed our current assets by $7,438,330.  For the six months ended June 30, 2011, we incurred a net loss of $6,142,744 and used cash of $925,392 in operations.  We continue to be in default with regard to the payment of certain of our obligations.  At the date of this report, the amount of principal outstanding on notes payable for which the Company was in default amounted to $2,275,377.

Our auditors, in their report included with December 31, 2010 consolidated financial statements, expressed substantial doubt about the Company’s ability to continue as a going concern.  Our June 30, 2011 financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result from the outcome of this uncertainty.  The Company’s continued existence is dependent upon its ability to successfully execute its business plan, secure additional sources of liquidity and obtain accommodating credit terms from vendors, note holders and other creditors.  Should the Company be unable to renegotiate the terms and conditions on its debt obligations or is otherwise unable to pay its accounts payable when due, the Company may incur materially higher interest expenses, and the debt holders could foreclose on their collateral and commence legal action against the Company to recover amounts due which ultimately could require the disposition of some or all of the Company’s assets.  Any such action may require us to curtail or cease operations.

Over the last three years, operations have been funded primarily by sales and issuances of the Company’s securities and revenue generated from sales of the Company’s products.  Current and future operations are expected to be funded primarily through new sources of debt and/or equity financings and from sales of the Company’s products.  There is no assurance that new sources of debt or equity financings will be available on terms acceptable to the Company, or at all. To the extent that any excess cash is generated from operations, it has been, and will continue to be, used for the payment of debt and other obligations.  Management believes that, based on the anticipated level of sales, and continued debt and equity financings and continued support through reasonable and accommodating credit terms from vendors, debt holders and other creditors, the Company can continue operating in the short-term.  During 2009, 2010, and 2011 to date, the Company used proceeds from the issuance of debt and sales of shares of its common stock primarily for operations, including the development of the Company’s VeraTemp thermometer and the Disintegrator Plus®..  Proceeds from any future sales of the Company’s debt and equity securities are expected to be used primarily for product procurement and marketing, interest and certain past due obligations.  The Company may continue to offer its securities for payment of services and obligations.

As of the date of this Quarterly Report on Form 10-Q, we currently have sufficient cash to sustain our operations for a period of approximately one month.  Management estimates that it will need $3,000,000 over the next twelve months to fund all of the Company’s current product development and marketing projects, including $1,000,000 to fund marketing programs for the VeraTemp thermometer.  The Company expects to procure large purchase orders for its thermometer during 2011 from customers.  If these orders are to occur, cash flow will greatly improve and lessen the need for outside financing.  The Company is in constant discussion with private investors and investment groups in an attempt to procure the necessary funding.  These efforts will proceed unabated.  The Company can provide no guarantee that this funding will be realized.

On February 3, 2011, the Company entered into an Equity Purchase Agreement whereby an investor agreed to purchase from the Company common shares with a value up to $10,000,000 for a period of up to 24 months commencing on the effective date of a registration statement filed by the Company for resale of the shares.

During the six months ended June 30, 2011, we received proceeds of $785,000 from the second quarter inventory notes, $85,000 from the issuance of convertible debt, and $110,000 from the issuance of 257,424 shares of our common stock and warrants to purchase 400,000 shares of common stock.  This cash was used primarily to fund our operations in the net amount of $925,392 and to pay interest in the amount of $49,740.

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

Further information about us and information regarding our accounting policies and estimates that we consider to be significant can be found in our 2010 Annual Report on Form 10-K.  There have not been any significant changes in these policies and estimates during the six months ended June 30, 2011.

Recent Accounting Pronouncements

Management does not believe that any recently issued, but yet effective, accounting standards if currently adopted would have a material effect on the June 30, 2011, condensed consolidated financial statements.

Restatements

During the first quarter of 2011, the Company did not recognize certain charges and additional derivative liabilities triggered from conversions, and erroneously calculated the value of charges for the reduction of conversion prices – see Note 4 to the Company’s Interim Condensed Consolidated Financial Statements for further information.

Item 3.  Quantitative and Qualitative Disclosures About Market Risk.

Not applicable as we are a smaller reporting company.

Item 4.  Controls and Procedures.

(a) Evaluation of Disclosure Controls and Procedures

We maintain disclosure controls and procedures designed to ensure that information required to be disclosed in the reports we file pursuant to the Securities Exchange Act of 1934, as amended (the “Exchange Act”) are recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission, and that such information is accumulated and communicated to our Principal Executive Officer (“PEO”), who also serves as the Company’s Principal Financial Officer (“PFO”), to allow timely decisions regarding required disclosure. In designing and evaluating the disclosure controls and procedures, management recognized that any controls and procedures, no matter how well designed and operated, can only provide a reasonable assurance of achieving the desired control objectives, and in reaching a reasonable level of assurance, management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Management designed the disclosure controls and procedures to provide reasonable assurance of achieving the desired control objectives.  We carried out an evaluation, under the supervision and with the participation of our management, including our PEO and PFO, of the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the period covered by this Quarterly Report. Based upon that evaluation, the PEO and PFO concluded that the Company’s disclosure controls and procedures were effective as of June 30, 2011.

(b) Changes in Internal Control over Financial Reporting

There have been no changes in our internal controls over financial reporting (as such term is defined in Rule 13a-15(f) and 15d-15(f) under the Securities Exchange Act) during the quarter ended June 30, 2011, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1.  Legal Proceedings.

Other than as previously disclosed in our Annual Report on Form 10-K for the year ended December 31, 2010, filed with the SEC on April 14, 2011, we are currently not involved in any litigation that we believe could have a material adverse effect on our financial condition or results of operations.  There is no action, suit, proceeding, inquiry or investigation before or by any court, public board, government agency, self-regulatory organization or body pending or, to the knowledge of the executive officers of our company or any of our subsidiaries, threatened against or affecting our company, our common stock, any of our subsidiaries or of our companies or our subsidiaries’ officers or directors in their capacities as such, in which an adverse decision could have a material adverse effect.

Item 1A.  Risk Factors.

We believe there are no changes that constitute material changes from the risk factors previously disclosed in our Annual Report on Form 10-K for the year ended December 31, 2010, filed with the SEC on April 14, 2011.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds.

There were no unregistered sales of equity securities during the period ended June 30, 2011, that were not otherwise required to be disclosed in a current report on Form 8-K.

Item 3.  Defaults Upon Senior Securities.

As of the date of this Quarterly Report on Form 10-Q, the Company was in default with regard to meeting its payment obligations or with technical provisions of debt agreements in the aggregate principal amount of $2,275,377.  During the quarter ended June 30, 2011, or in the subsequent period through the date of this report, the Company entered into default on the following debt agreements:

-	principal amount of $160,000 related to short-term notes entered into during the second half of 2010 and matured on July 17, 2011, for failure to pay principal and interest when due;

-
principal amount of $300,000 related to one year convertible installment notes entered into during the second half of 2010 maturing in installments beginning July 13, 2011, for failure to pay the first installment of principal and interest when due;

-
principal amount of $380,000 ($330,000 after conversion of $50,000 of principal) related to an inventory note originally entered into in September 2007 with maturity extended to June 30, 2011, for failure to pay principal and interest when due.

Item 4.  (Removed and Reserved).

Item 5.  Other Information.

As disclosed in the Company’s Current Report on Form 8-K filed with the SEC on June 3, 2011, the Company issued a series of six-month promissory notes to certain accredited investors.  During June 2011, the Company issued two additional six-month promissory notes (the “Notes”) to two accredited investors (the “Investors”) for aggregate proceeds of $290,000.  Pursuant to the terms of the Notes, interest on the unpaid principal balance of the Notes will accrue at a rate of eight percent (8%) per annum and the Notes mature six months from the date of issuance.  In order to secure the Company’s obligations under the Notes, the Company granted to each respective noteholder a lien and security interest on an aggregate of 70,000 units of the Company’s VeraTemp thermometer.  Further, pursuant to the terms of the Notes, the Company has the option to prepay a portion of all of the amounts owed under the Notes prior to the maturity date without penalty.

As further incentive for entering into the transaction with the Investors, the Company issued to the Investors an aggregate of 182,143 seven-year common stock purchase warrants (the “Warrants”).  The Warrants have an exercise price of $0.0001 per share and also have a cashless exercise feature.

Item 6.  Exhibits.

Exhibit No.	Description

31.1	Certification by the Principal Executive Officer of Registrant pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (Rule 13a-14(a) or Rule 15d-14(a)).*

31.2	Certification by the Principal Financial Officer of Registrant pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (Rule 13a-14(a) or Rule 15d-14(a)).*

32.1	Certification by the Principal Executive Officer pursuant to 18 U.S.C. 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*

32.2	Certification by the Principal Financial Officer pursuant to 18 U.S.C. 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

American Scientific Resources, Inc.

Date: August 15, 2011	By:	/s/ Christopher F. Tirotta
		Name:	Christopher F. Tirotta
		Title:	Chief Executive Officer (Principal Executive Officer) (Principal Financial Officer)