Form 10-Q/A
period 2011-03-31
AMERICAN SCIENTIFIC RESOURCES INC
filed 2011-09-01
CIK 1114605

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q/A
(Amendment No. 1)

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

Indicated the number of shares outstanding of each of the isssuer's classes of common stock, as of the practicable date, 15,780,009 shares of common stock are issued and outstanding as of August 29, 2011.

EXPLANATORY NOTE

This Amendment No. 1 to American Scientific Resources, Incorporated’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2011, is being provided in order to amend and restate (i) the unaudited financial statements and footnotes thereto within Item 1 – Financial Information, and (ii) corresponding changes in Item 2 – Management’s Discussion and Analysis of Financial Condition and Results of Operations.  Such amendments are necessary in order to account for re-calculation of derivative liabilities (See NOTE 4 – RESTATEMENTS).

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

PART 1. - FINANCIAL INFORMATION

Item 1. Financial Statements.

AMERICAN SCIENTIFIC RESOURCES, INCORPORATED

RESTATED INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2011

AMERICAN SCIENTIFIC RESOURCES, INCORPORATED
RESTATED INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2011

Table of Contents

RESTATED INTERIM CONDENSED CONSOLIDATED BALANCE SHEETS	5
RESTATED INTERIM CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS	6
RESTATED INTERIM CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ DEFICIT	7
RESTATED INTERIM CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS	8
NOTES TO RESTATED INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS	9

AMERICAN SCIENTIFIC RESOURCES, INCORPORATED
INTERIM CONDENSED CONSOLIDATED BALANCE SHEETS

	(Unaudited)
	March 31,	December 31,
	2011	2010
	(restated)
ASSETS
Current Assets:
Cash	$2,475	$15,924
Accounts receivable, net	17,356	81,500
Inventory, net	277,571	201,010
Inventory purchase deposits	-	86,700
Prepaid expenses and other current assets	82,078	26,184
Total current assets	379,480	411,318
Fixed assets, net	16,383	17,656
Patent, net	625,142	639,138
Total Assets	$1,021,005	$1,068,112

LIABILITIES AND SHAREHOLDERS' DEFICIT
Current Liabilities:
Accounts payable and accrued expenses	$1,013,536	$1,015,119
Accrued interest payable	641,544	618,340
Deferred revenue	78,016	26,368
Promissory notes payable, net of discount	613,447	599,062
Related party advances and notes payable	159,430	159,430
Other current liability	350,000	350,000
Obligation to issue common stock	70,000	70,000
Derivative instruments	1,894,004	1,118,523
Convertible promissory notes, net of discounts	1,669,328	1,604,000
Total current liabilities	6,489,305	5,560,842
Contingent note payable from patent purchase, net of discount	985,907	965,543
Convertible promissory notes, net of discounts	99,075	227,372
Liability for contingent compensation	48,814	43,519
Total liabilities	7,623,101	6,797,276
Commitments and contingencies	-	-
Shareholders' deficit:
Series A preferred stock, $.0001 par value; 500,000 shares authorized at December 31, 2010; 50,000 and 0 shares outstanding at March 31, 2011 and December 31, 2010, respectively	5	-
Series B convertible preferred stock, $.0001 par value; 500,000 shares authorized at December 31, 2010 and 2009; none outstanding	-	-
Common stock, $.0001 par value; 5,000,000,000 and 2,500,000,000 shares authorized; 12,142,358 and 2,145,232,679 shares issued and outstanding at March 31, 2011 and December 31, 2010, respectively (2011 share issuances adjusted for the March 21, 2011, 200-to-1 reverse common stock split)	1,214	214,524
Additional paid-in capital	22,602,123	21,128,703
Accumulated deficit	(29,205,438)	(27,072,391)
Total shareholders' deficit	(6,602,096)	(5,729,164)
Total liabilities and shareholders' deficit	$1,021,005	$1,068,112

See accompanying Notes to Restated Interim Condensed Consolidated Financial Statements.

AMERICAN SCIENTIFIC RESOURCES, INCORPORATED
INTERIM CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
For the Three Months Ended March 31, 2011 and 2010
(Unaudited)

	2011	2010
	(restated)
Product sales, net	$101,247	$175,623
Cost of goods sold	(92,624)	(81,767)
Gross profit	8,623	93,856

Operating, sales and administrative expenses	(571,114)	(601,745)

Net loss from operations	(562,491)	(507,889)

Other income (expense):
Interest expense	(683,564)	(987,501)
Change in fair value of derivative instruments	(107,545)	31,914
Change resulting from triggered anti-dilution provisions within financial instruments	(667,144)	-
Other expenses	(112,303)	(16,000)
Total other income (expense)	(1,570,556)	(971,587)

Net loss applicable to common shareholders	$(2,133,047)	$(1,479,476)

Weighted average number of common shares outstanding, basic and diluted	11,143,322	9,545,887

Basic and diluted net loss per common share	$(0.19)	$(0.15)

See accompanying Notes to Restated Interim Condensed Consolidated Financial Statements.

AMERICAN SCIENTIFIC RESOURCES, INCORPORATED
RESTATED INTERIM CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN SHAREHOLDERS’ DEFICIT
For the Three Months Ended March 31, 2011
(Unaudited)

	Series A Preferred Stock		Common Stock		Additional Paid-in	Accumulated
	Shares	Amount	Shares	Amount	Capital	Deficit	Total

Balance at December 31, 2010	-	$-	2,145,232,679	$214,524	$21,128,703	$(27,072,391)	$(5,729,164)

Adjustment for 200-to-1 reverse common stock split	-	-	(2,134,506,239)	(213,451)	213,451	-	-

Issuance of preferred stock to directors	50,000	5	-	-	12,795	-	12,800

Conversion of convertible debentures and accrued interest into common stock	-	-	598,077	60	257,808	-	257,868

Common stock and warrants issued for cash	-	-	15,000	2	59,998	-	60,000

Common stock issued in conjunction with debt issuances	-	-	25,000	2	11,109	-	11,111

Common stock issued for extensions of debt payment obligations	-	-	295,000	29	255,171	-	255,200

Conversion price adjustment granted to induce debt conversion into common stock	-	-	-	-	183,953	-	183,953

Common stock and warrants issued for services	-	-	92,841	9	81,832	-	81,841

Common stock issued for trade payables	-	-	390,000	39	244,761	-	244,800

Warrants recorded as contingent compensation	-	-	-	-	40,239	-	40,239

Warrants issued for services	-	-	-	-	112,303	-	112,303

Net loss	-	-	-	-	-	(2,133,047)	(2,133,047)

Balance at March 31, 2011 (restated)	50,000	$5	12,142,358	$1,214	$22,602,123	$(29,205,438)	$(6,602,096)

See accompanying Notes to Restated Interim Condensed Consolidated Financial Statements.

AMERICAN SCIENTIFIC RESOURCES, INCORPORATED
INTERIM CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
For the Three Months March 31, 2011 and 2010
(Unaudited)

	2011	2010
	(restated)
Cash flow from operating activities:
Net loss	$(2,133,047)	$(1,479,476)
Adjustments to reconcile net loss to net cash used in operating activities:
Amortization of contingent note payable and note discounts	106,780	45,427
Depreciation and patent amortization	15,269	53,187
Allowance for doubtful accounts	3,724	-
Adjustment to conversion price to induce conversion to equity	183,953	-
Change in fair value of derivative instruments	774,689	(31,914)
Derivative liabilities resulting from issuance of convertible notes	-	854,587
Incremental derivative liabilities	792	-
Common stock issued for new debt and debt payment extensions	266,311	-
Stock based compensation	247,183	71,527
Contingent compensation payable	5,295	8,333
Changes in operating assets and liabilities:
Accounts receivable	60,420	228
Inventory and inventory deposit	10,139	51,945
Prepaid expenses and other assets	(55,894)	10,764
Accounts payable and accrued expenses	243,217	32,872
Accrued interest payable	111,072	89,861
Deferred revenue	51,648	-
Net cash used in operating activities	(108,449)	(292,659)

Cash flow used in investing activities:
Purchase of fixed assets	-	(2,350)
Net cash used in investing activities	-	(2,350)

Cash flow from financing activities:
Payments on promissory notes payable	-	(26,027)
Payment on related party notes payable	-	(5,000)
Proceeds from convertible promissory notes	35,000	200,000
Obligation to issue common stock	-	59,050
Proceeds from issuance of common stock and warrants	60,000	78,200
Net cash provided by financing activities	95,000	306,223

Net increase (decrease) in cash	(13,449)	11,214
Cash and cash equivalents at beginning of period	15,924	11,357
Cash and cash equivalents at end of period	$2,475	$22,571

Supplemental disclosures:
Cash paid for interest	$12,480	$258
Cash paid for income taxes	$-	$-
Non-cash financing activities:
Common stock issued upon cancellation of warrants	$-	$68,000
Conversion of convertible debentures to common stock	$170,000	$-
Common stock issued for trade payables	$244,800	$-
Common stock issued for interest	$87,868	$-
Cancellation of shares upon issuance of convertible notes	$-	$(200,000)

See accompanying Notes to Restated Interim Condensed Consolidated Financial Statements.

AMERICAN SCIENTIFIC RESOURCES, INCORPORATED
NOTES TO RESTATED INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2011

1.  ORGANIZATION

American Scientific Resources, Incorporated, a Nevada corporation (“ASRI”, together with its wholly-owned subsidiary, Kidz-Med, Inc., the “Company”), develops, manufactures, assembles, markets and distributes medical products.  The Company distributes a line of medical and medicine delivery devices for children and sensitive adults including a clinical non-contact thermometer (the VeraTemp Non-Contact Thermometer) and a needle and lancet destruction device (the Disintegrator Plus®).  Products are distributed primarily through leading retail drug and grocery chains, worldwide medical suppliers, the Company’s website and other on-line sites.  The Company’s common stock is quoted on the OTCQB, and trades under the symbol ASFX.

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

2.  GOING CONCERN

These financial statements have been prepared assuming that the Company will continue as a going concern.  As of and for the three months ended March 31, 2011, the Company had current liabilities that exceeded current assets by $6,109,825, has incurred a net loss of $2,133,047, and used $108,449 of cash in operating activities.  As reported in the December 31, 2010 audited financial statements, the Company had current liabilities that exceeded current assets by $5,149,524 at December 31, 2010, and had reported a net loss of $7,040,767 and used $896,346 of cash in operating activities for the year ended December 31, 2010.  In addition, the Company remains in default with regard to payment of certain of its obligations.  At March 31, 2011, the amount of principal outstanding on notes payable for which the Company was in default amounted to $1,410,377.  Subsequent to March 31, 2011, additional notes payable entered into events of default raising the aggregate indebtedness in default to $2,159,377 as of the date of these financial statements.  These conditions raise operating and liquidity concerns and substantial doubt about the Company's ability to continue as a going concern.  The financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result from the outcome of this uncertainty.  The Company’s continued existence is dependent upon its ability to successfully execute its business plan, secure additional sources of liquidity and obtain accommodating credit terms from vendors, note holders and other creditors.  Should the Company be unable to renegotiate the terms and conditions on its debt obligations or otherwise be unable to pay its accounts payable when due, the Company may incur materially higher interest and other expenses, and the debt holders could foreclose on their collateral and commence legal action against the Company to recover amounts due which ultimately could require the disposition of some or all of the Company’s assets.  Any such action may require the Company to curtail or cease operations.

 AMERICAN SCIENTIFIC RESOURCES, INCORPORATED
NOTES TO RESTATED INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2011

Operations have been funded primarily by issuances of convertible debt, issuances of the Company’s securities and revenue generated from sales of the Company’s products.  Current and future operations are expected to be funded from sales of the Company’s products and new investment.  To the extent that any excess cash is generated from operations, it has been, and will continue to be, used for the payment of debt and other trade obligations.  Management believes that, based on the anticipated level of sales, and continued support through reasonable and accommodating credit terms from vendors, debt holders and other creditors, the Company can continue operating in the short-term.  Over the last three years, the Company used proceeds from the sales of convertible notes, short-term loans and sales of shares of its common stock to develop the Company’s VeraTemp Non-Contact Thermometer and the Disintegrator Plus®.  Proceeds from any future sales of the Company’s securities are also expected to be used primarily for product development and operating expenses.  In July 2010, the Company secured credit facilities to finance purchases of product and to factor accounts receivable.  In February 2011, the Company entered into an equity purchase agreement whereby an entity agreed to purchase from the Company common shares with a value up to $10,000,000 for resale subject to the effectiveness of a registration statement and other conditions. The Company may continue to offer its securities for payment of services and other obligations.

3.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Interim reporting.  While the information presented in the accompanying interim condensed consolidated financial statements is unaudited, it includes all adjustments, which are, in the opinion of management, necessary to present fairly the financial position, results of operations and cash flows for the interim periods presented in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”).  These interim financial statements follow the same accounting policies and methods of application as used in the December 31, 2010 audited financial statements of the Company. All adjustments are of a normal, recurring nature.  Interim financial statements and the notes thereto do not contain all of the disclosures normally found in year-end audited financial statements, and these Notes to Restated Interim Condensed Consolidated Financial Statements are abbreviated and contain only certain disclosures related to the three month period ended March 31, 2011.  It is suggested that these interim financial statements be read in conjunction with the Company’s year-end audited December 31, 2010 financial statements. Operating results for the three months ended March 31, 2011 are not necessarily indicative of the results that can be expected for the year ending December 31, 2011.

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

 AMERICAN SCIENTIFIC RESOURCES, INCORPORATED
NOTES TO RESTATED INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2011

The Company provides a one year limited warranty on most of its retail product sales.  Specific warranty and right of return arrangements are negotiated with wholesalers.  Revenues in the consolidated statement of operations are shown net of any discounts and actual returns of product.  In the Company’s experience, returns for malfunctioning product resulting in warranty claims generally have been insignificant, and as such, no provision for warranty claims is provided in these consolidated financial statements.  Returns of merchantable product are reversed from revenue and returned to inventory for re-sale upon the Company’s receipt of the product.  During the first quarter of 2011, as a result of the court ordered recall for re-packaging (see Note 12 – Commitments and Contingencies – Litigation), the Company reversed $61,904 from revenue.

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
NOTES TO RESTATED INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
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

	Balance at			Balance at
	December 31,	New	Change in	March 31,
	2010	Issuances	Fair Values	2011
Level 3 -
Derivative liabilities from:
Conversion features	$569,572	$-	$486,373	$1,055,945
Warrants	153,750	792	(84,614)	69,928
Anti-dilution provisions triggered by issuances of common stock equivalents	269,824	667,144	(168,837)	768,131
Derivative instruments	993,146	667,936	232,922	1,894,004
Contracts to be settled with common shares in excess of share capital authorized	125,377	-	(125,377)	-
	$1,118,523	$667,936	$107,545	$1,894,004

Recent accounting pronouncements.  Management does not believe that any recently issued, but yet effective, accounting standards if currently adopted would have a material effect on accompanying condensed consolidated financial statements.

4.  RESTATEMENTS

On March 4, 2011, the Company granted an investor the right to convert $70,735 of principal and accrued interest related to the 2007 subscription agreement debentures at 0.60 per share of common stock.  On March 31, 2011, the Company granted two additional investors the right to convert $42,383 of principal and accrued interest also related to the 2007 subscription agreement debentures for $0.15 per share of common stock  The conversion price was previously $2.912 per share.  As a result of anti-dilution provisions in various debentures and warrant agreements, conversion prices related to the first and second quarter 2010 convertible debentures adjusted from $0.66 per share to $0.60 per share and then to $0.15 per share, and exercise prices related to warrants issued with the first, second and third quarter debentures adjusted from $0.66 per share to $0.60 per share then to $0.15 per share.  The anti-dilution provisions also triggered the issuance of an additional 1,614,114 warrants.  At issuance, these additional warrants had approximately a six year term to maturity to match the remaining term of the originally issued warrants.  On March 4 and March 31, 2011, the Company determined the aggregate fair values of the warrants to be $667,144.  In its original consolidated financial statements as of and for the three months ended March 31, 2011, the Company determined that it had not recorded the effect of the anti-dilution provisions related to the March 4 and March 31 conversions.  Further, as a result of the Company granting these conversions (which were not accounted for by the Company in its original March 31, 2011 financial statements), changes in the Company’s common stock price and other derivative valuation factors, the calculation of the fair value of the related derivative instruments changed from a gain of $817,308 to a loss of $107, 545 as of March 31, 2011.  The valuation of the warrants at issuance and the change in the valuation of the derivative liabilities through quarter-end resulted in an increase of $1,591,997 to the Company’s carrying value for derivative instruments as of March 31, 2011 to $1,894,004.

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

The Company has correspondingly adjusted its statement of changes in shareholders’ deficit, statement of cash flows and notes to financial statements as a result of these restatements.

AMERICAN SCIENTIFIC RESOURCES, INCORPORATED
NOTES TO RESTATED INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2011
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

6.  INVENTORY

As of March 31, 2011 and December 31, 2010, the Company’s inventory consisted of VeraTemp thermometers, Disintegrator Plus® and other finished products including components, assemblies and packaging materials related thereto as follows:

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
NOTES TO RESTATED INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2011

8.  PATENT, CONTINGENT NOTE PAYABLE AND CONTINGENT COMPENSATION

On September 10, 2009, ASRI purchased a patent for a needle destruction device known as the Disintegrator® (including trademarks for the Disintegrator®, Disintegrator Plus® and Disintegrator Pro®) and other assets from Safeguard Medical Technologies, LLC (“Safeguard” or the “Seller”) in exchange for 250,000,000 shares of common stock (1,250,000 shares after consideration of the 200-to-1 reverse stock split) and assumption of a contingent note payable up to $1,200,000.  Accordingly, the Company recorded the patent at $2,652,272 equivalent to the trading value of the 250,000,000 shares of the Company’s common stock (1,250,000 shares after consideration of the 200-to-1 reverse stock split) at the closing bid price on September 10, 2009, in the amount of $1,875,000 and the discounted amount of a $1,200,000 assumed contingent note payable in the amount of $777,272.  On December 31, 2010, the Company recorded a patent impairment charge of $1,749,664 to write-down the carrying value of the patent to $639,138 representing the present value of expected future cash flows over the remaining life of the patent. For the three months ended March 31, 2011 and 2010, amortization expense amounted to $13,996 and $52,694, respectively.  As of March 31, 2011, the carrying value of the patent was $625,142.

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

Simultaneous with the patent acquisition, the Company agreed to hire an executive and majority owner of the Seller to assist with operations, sales and marketing, and entered into a ten year employment agreement with the executive (See Note 12 – Commitments and Contingencies), and retain the Seller for production, engineering and quality control services.  In consideration for entering into the employment agreement and other agreements with the Seller, the Company agreed to issue up to 250,000,000 warrants (1,250,000 warrants after consideration of the 200-to-1 reverse stock split) and pay up to $200,000 as a cash bonus, both contingent upon future sales of the Disintegrator® and certain other products, to the executive and majority owner of the Seller.  Management determined that the contingent warrants and contingent bonus payable qualified for treatment as contingent compensation for accounting purposes.  Subsequent changes to the Company’s estimate of the total amount of compensation due will be recorded in the Company’s consolidated financial statements when known.

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
NOTES TO RESTATED INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
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
NOTES TO RESTATED INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
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

Lender 2. On October 22, 2007, the Company issued a promissory note to a lender (“Lender 2”) in the aggregate principal amount of $262,500 (“Note 2”) and received cash proceeds from Lender 2 in the sum of $250,000.  A current member of our Board of Directors is indirectly related to Lender 2.  Effective December 31, 2009, the Company entered into an agreement whereby Lender 2 released the Company from all principal and interest obligations under Note 2 in exchange for the Company’s commitment to file a registration statement with the SEC and to compensate Lender 2 should Lender 2 be unable to sell up to 88,000,000 million of its shares (440,000 shares after consideration of the 200-to-1 reverse stock split)  above an average price of $0.01 per share ($2.00 per share after consideration of the 200-to-1 reverse stock split) over an eleven week period after the registration statement becomes effective.  The maximum amount due by the Company under the release agreement is $350,000.  On January 14, 2011, the Company’s registration statement with the SEC became effective.  As of the date of these financial statements, none of the shares subject to the release agreement had been sold, and as of March 31, 2011, the $350,000 carried as an other current liability is deemed to remain outstanding.

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
NOTES TO RESTATED INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
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
NOTES TO RESTATED INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
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

Convertible promissory notes

A summary of principal due, unamortized discount and carrying values of convertible promissory notes as of March 31, 2011 and December 31, 2010, is as follows:

	March 31, 2011			December 31, 2010
	Principal Due	Unamortized	Carrying	Principal	Unamortized	Carrying
	at Maturity	Discount	Value	Due	Discount	Value

Current:
2007 issuance	$797,500	$-	$797,500	$880,000	$-	$880,000
First quarter 2010 issuance	312,500	192,806	119,694	-	-	-
Lender 3 - Short-term note	10,000	-	10,000	-	-	-
Lender 1 - Note 1	380,000	-	380,000	380,000	-	380,000
Lender 1 - Installment notes	300,000	-	300,000	300,000	-	300,000
Lender 1 - Short-term notes	69,000	6,866	62,134	44,000	-	44,000
Current convertible notes	1,869,000	199,672	1,669,328	1,604,000	-	1,604,000
First quarter 2010 issuance	-	-	-	400,000	240,625	159,375
Second quarter 2010 issuance	150,000	83,802	66,198	150,000	102,551	47,449
Third quarter 2010 issuance	100,000	67,123	32,877	100,000	79,452	20,548
Long-term convertible notes	250,000	150,925	99,075	650,000	422,628	67,997
	$2,119,000	$350,597	$1,768,403	$2,254,000	$422,628	$1,671,997

First quarter 2010 convertible debentures. On February 16, 2010 and March 23, 2010, the Company entered into agreements with Granite to issue convertible debentures in the aggregate amount of $400,000 and warrants to purchase 20,000,000 shares of common stock (100,000 shares after the 200-to-1 reverse stock split) in exchange for the return of 33,333,333 common shares (166,667 shares after the 200-to-1 reverse stock split) and cash proceeds of $200,000, less a selling commission of $16,000.  The debentures mature two years from the date of issuance and were initially convertible at any time within that period at a conversion price equal to the lesser of $0.0066 per share ($1.32 per share after the 200-to-1 reverse stock split) or 90% of the volume weighted average price of the Company’s common stock for the ten days immediately prior to conversion, but such conversion price would not be below $0.003 per share ($0.60 per share after the 200-to-1 reverse stock split).  The warrants were initially exercisable over three years from the date of issuance at $0.01 per share ($2.00 per share after the 200-to-1 reverse stock split).  On May 13, 2010, in conjunction with the issuance of the second quarter 2010 convertible debentures, the Company exchanged the first quarter 2010 convertible debentures and warrants effectively amending the floor price to $0.0015 per share ($0.30 per share after the 200-to-1 reverse stock split) and extending the exercise period of the warrants to seven years from May 13, 2010.  Due to the triggering of anti-dilution provisions in the agreements, the conversion price of the debt and the exercise price of the warrants has adjusted to $0.80 per share, $0.67 per share, $0.60 per share, and $0.15 per share on September 16, 2010, November 16, 2010, March 4, 2011,  and March 31, 2011, respectively.  (The adjusted per share prices described above reflect the 200-to-1 reverse stock split.)

 AMERICAN SCIENTIFIC RESOURCES, INCORPORATED
NOTES TO RESTATED INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
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

Second quarter 2010 convertible debentures. On May 13, 2010, the Company entered into agreements with two investors to issue convertible debentures in the aggregate amount of $150,000 and warrants to purchase 7,500,000 shares of common stock (37,500 shares after the 200-to-1 reverse stock split) for cash proceeds of $150,000 less a selling commission of $12,000.  The debentures mature two years from the date of issuance and are convertible at any time within that period at a conversion price equal to the lesser of $0.0066 per share ($1.32 per share after the 200-to-1 reverse stock split) or 90% of the volume weighted average price of the Company’s common stock for ten days immediately prior to conversion.  After various dilutive issuances, the conversion price was adjusted to $0.15 per common share (after the 200-to-1 reverse stock split).  The warrants are exercisable over seven years.

 AMERICAN SCIENTIFIC RESOURCES, INCORPORATED
NOTES TO RESTATED INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
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

Third quarter 2010 convertible debentures. On July 22, 2010, the Company entered an agreement with Granite to issue convertible debentures in the amount of $100,000 and warrants to purchase 5,000,000 shares of common stock (25,000 shares after the 200-to-1 reverse stock split) for cash proceeds of $100,000 less a selling commission of $8,000.  The debentures mature two years from the date of issuance and are convertible at any time within that period.  After various dilutive issuances, the conversion price is $0.15 per common share (after the 200-to-1 reverse stock split), and the warrants are exercisable over seven years at $0.15 per share (after the 200-to-1 reverse stock split).

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
NOTES TO RESTATED INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
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

Dilution adjustments.  On September 16, 2010, the Company granted Lanktree the right to convert the principal balance outstanding on Note 1 in the amount of $580,000 into shares of common stock at a conversion price of $0.80 per share (per share amount after to the 200-to-1 reverse stock split).  As a result of anti-dilution provisions in various other debentures and warrant agreements, conversion prices related to the first and second quarter 2010 convertible debentures adjusted to $0.80 per share, and exercise prices related to warrants issued with the first, second and third quarter debentures adjusted to $0.80 per share.  The anti-dilution provisions also triggered the issuance of 45,625,000 warrants (adjusted to 228,125 warrants after the 200-to-1 reverse stock split) with an exercise price of $0.80 (per share amount after to the 200-to-1 reverse stock split).  At issuance, these additional warrants had approximately a six and two-thirds year term to match the remaining term of the originally issued warrants.  On September 16, 2010, the Company determined the aggregate fair values of the additional warrants to be $410,592.

On November 16, 2010, the Company granted an investor the right to purchase 75,000 shares of common stock (after the 200-to-1 reverse stock split) in exchange for cash proceeds of $50,000 at $0.66 per share (per share amount after to the 200-to-1 reverse stock split).  As a result of anti-dilution provisions in various debentures and warrant agreements, conversion prices related to the first and second quarter 2010 convertible debentures adjusted to $0.66 per share, and exercise prices related to warrants issued with the first, second and third quarter debentures adjusted to $0.66 per share.  The anti-dilution provisions also triggered the issuance of an additional 15,718,844 warrants (78,594 warrants after the 200-to-1 reverse stock split) with an exercise price of $0.66 (per share amount after to the 200-to-1 reverse stock split).  At issuance, these additional warrants had approximately a six and one-half year term to match the remaining term of the originally issued warrants.  On November 16, 2010, the Company determined the aggregate fair values of the warrants to be $72,274.

On March 4 and March 31, 2011, the Company granted investors the right to exchange $82,500 of principal and $30,618 of accrued interest related to the 2007 subscription agreement debentures for 400,445 shares of common stock at a weighted average exchange rate of $0.282481 per share. As a result of anti-dilution provisions in various debentures and warrant agreements, conversion prices related to the first and second quarter 2010 convertible debentures adjusted from $0.66 per share to $0.60 per share and then to $0.15 per share, and exercise prices related to warrants issued with the first, second and third quarter debentures adjusted from $0.66 per share to $0.60 per share then to $0.15 per share. The anti-dilution provisions also triggered the issuance of an additional 1,614,114 warrants. At issuance, these additional warrants had approximately a six year term to maturity to match the remaining term of the originally issued warrants. On March 4 and March 31,2011, the Company determined the aggregate fair values of the warrants to be $667,144.

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
NOTES TO RESTATED INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
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

During the quarter ended March 31, 2011, holders of 1.65 units with principal of $82,500 and accrued interest of $30,618 converted into 400,445 common shares (shares after the 200-to-1 reverse stock split) at a weighted average conversion rate of $0.2825.  Due to differences between the default date conversion rate of $0.0146 of principal outstanding to one share of common stock (now $2.912 per share after the 200-to-1 reverse stock split) and the actual conversion rated granted to these noteholders of $0.2825, the Company incurred a charge for the conversion price adjustment to induce the conversion to equity in the amount of $183,953.  As of March 31, 2011 and December 31, 2010, the Company had $797,500 and $880,000 of principal outstanding on these convertible promissory notes, respectively.

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
NOTES TO RESTATED INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2011

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

	March 31,	December 31,
	2011	2010
Conversion features:
First quarter 2010 issuance	$578,916	$301,955
Second quarter 2010 issuance	284,051	141,522
Third quarter 2010 issuance	192,978	126,095
Total conversion features	1,055,945	569,572
Warrants:
First quarter 2010 issuance	39,988	87,958
Second quarter 2010 issuance	14,996	32,988
Third quarter 2010 issuance	9,998	21,994
2007 debentures - penalty warrants	4,946	10,810
Total warrants	69,928	153,750
Dilution warrants:
March 31, 2011 issuance	624,835	-
March 4, 2011 issuance	20,640	-
September 16, 2010 issuance	91,226	200,702
November 16, 2010 issuance	31,430	69,122
Total anti-dilution warrants	768,131	269,824
Commitments to issue common shares in excess of amount authorized	-	125,377
	$1,894,004	$1,118,523

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
NOTES TO RESTATED INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2011

11.  EQUITY

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

Warrants for common shares. During the three months ended March 31, 2011, the Company granted or sold an aggregate of 2,140,193 warrants (warrants after consideration of the 200-to-1 reverse stock split) to purchase an equivalent number of shares of common stock.  These warrants are exercisable over five to seven years and have exercise prices that vary from $0.0001 to $200 per share.   A summary of the status of the Company’s outstanding common stock warrants as of and for the three months ended March 31, 2011, excluding warrants issuable as contingent compensation, is as follows:

		Weighted	Proceeds	Weighted
	Warrants	Avg. Exercise	Upon	Avg. Remaining
	Exercisable	Price	Exercise	Life in Years

Balance December 31, 2010, adjusted for 200-to-1 reverse stock split	561,115	$8.72	$4,892,989	5.67
Granted/Sold	2,140,193	0.17	369,803	6.21
Exercised	-	-	-	-
Cancelled	-	-	-	-
Balance March 31, 2011	2,701,308	1.95	$5,262,792	6.05

As of March 31, 2011, warrants to purchase 2,667,208 shares of the Company’s common stock contain a cashless exercise option based on the fair market value of the Company’s stock on the date of exercise.  Warrants to purchase 2,483,333 shares of the Company’s common stock contain provisions whereby the exercise price for the warrants adjusts proportionally with additional sales of equity.  All warrants outstanding at March 31, 2011 contain other anti-dilution provisions should the Company become re-capitalized, incur adjustments for any reorganization, consolidation or merger, and other rights offering participation.

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
NOTES TO RESTATED INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
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

 AMERICAN SCIENTIFIC RESOURCES, INCORPORATED
NOTES TO RESTATED INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2011

On September 21, 2010, Tecnimed, Srl filed a complaint against the Company and its Kids-Med subsidiary in US District Court for the Southern District of New York alleging breach of a non-compete agreement and infringement on the Thermofocus trademark and trade dress.  In addition, the complaint alleges that the Company sold Thermofocus units in an unauthorized manner resulting in a breach of contract.  Further, the complaint alleges that the Company is in default on the payment of $209,802 of principal and $88,867 of interest under the notes due Tecnimed.  (Since the initial filing of the complaint, a customer of the Company has paid Tecnimed approximately $46,000 which the Company applied as a reduction of principal.  As of March 31, 2011, the Company is carrying a principal balance due Tecnimed of $163,947 and accrued interest of $80,553.)  The complaint seeks a trial by jury, injunctions against manufacturing and selling products that are in competition with the Thermofocus and use similar trade dress, recall of product distributed and payment of unspecified amounts for ill-gotten gains, treble damages, punitive damages and attorneys’ fees.  The Company continues to believe the complaint is without merit and intends to pursue a vigorous defense.  On January 18, 2011, the US District Court for Southern New York granted Tecnimed’s request for a preliminary injunction and ordered the Company to stop selling the VeraTemp in the allegedly infringing package and to recall the product from retail customers within seven days.  The Company stopped shipping the thermometer in the allegedly infringing package and filed an emergency appeal for stay of this decision on January 31, 2011.  The stay was denied by the Court on February 10, 2011.  On February 11, 2011, after Tecnimed posted a $130,000 bond with the Court to compensate the Company in the event Tecnimed does not prevail in this action, the Company sent recall notices out to its retail customers.  The Company also complied with this injunction by changing its retail package to reflect the wishes of the Court.  The Court approved the new VeraTemp package on February 4, 2011.  The Company continues to ship the thermometer to retail customers in its new package.  The Company expects to incur approximately $25,000 of costs related to the recall, including shipping and repackaging costs, and has expensed such amount for the year ended December 31, 2010.  As of March 31, 2011, in addition to delays shipping the thermometer in the new package, cancelled orders and lost sales, the Company has incurred approximately $15,000 of expenses related to the recall.

On October 26, 2010, Sanomedics International Holdings filed a complaint in District Court for the Southern District of Florida against the Company alleging that the Company infringed on plaintiff’s thermometer design patent, and upon an exclusive distribution and manufacturing agreement between the plaintiff and the Chinese manufacturer of the Company’s VeraTemp thermometer.  The complaint also alleges the Company wrongfully asserted dominion over plaintiff’s Food and Drug Administration clearances depriving plaintiff of its exclusive rights and interests. The complaint seeks injunctive relief, recall and destruction of all the Company’s VeraTemp thermometer products and marketing materials, and unspecified monetary damages, punitive damages and attorney’s fees.  The Company believes the complaint is without merit.  Subsequent to March 31, 2011, the parties have agreed to terminate this action at no cost to the Company other than its legal defense costs.  Dismissal papers have been filed with the Court, but they have not yet been executed by the Judge.

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
NOTES TO RESTATED INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
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

AMERICAN SCIENTIFIC RESOURCES, INCORPORATED
NOTES TO RESTATED INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2011

13.  RELATED PARTY TRANSACTIONS

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
NOTES TO RESTATED INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
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

Issuance of Promissory Notes. In May 2011, the Company issued three promissory notes in the aggregate amount of $225,000 secured by the future purchase of 23,000 VeraTemp thermometers and accounts receivable.  The notes bear interest at 8% per annum.  The notes are due in full either six months from the date of issuance or within three business days after receipt of $200,000 of any new financing, whichever occurs first.  The notes also contain a restrictive covenant that prohibits the sales of any equity instruments below $0.15 per share.  In conjunction with the issuance of the notes, the Company issued warrants to purchase 321,429 shares of common stock with an exercise price of $0.0001 per share.

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

We provide healthcare and medical products distributed primarily to retail drug chains, retail stores specializing in sales of products for babies, medical supply dealers and over the internet.  Effective January 1, 2011, the Company closed the accounts of Kidz-Med, Inc. and made the subsidiary inactive. The Company currently sells all products through the parent company, American Scientific Resources, Incorporated, utilizing the VeraTemp, Disintegrator and Kidz-Med brand names.

The Company is currently selling its products, primarily the VeraTemp and VeraTemp + thermometers, through retailers and internet sites such as Amazon.com, Walmart.com, C&S Grocers, CVS Pharmacy, CVS.com, Diapers.com, Duane Reade, Bartell Drugs, Fred Meyer, Price Chopper, Pamida and through wholesalers and medical supply dealers such as Cardinal Health, Amerisource Bergen, School Health, Henry Schien and McKesson.  The Company has recently shipped product to, or entered into agreements with, foreign distributors located in Canada, Chile, France, Israel, Lebanon, Thailand and the United Kingdom.  The Company received and shipped its first 2,000 unit order of the VeraTemp thermometer in September 2010 and has subsequently received and shipped 10,000 unit order.

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

Restatement

On August 15, 2011, the board of directors (the “Board”) of the Company, after consultation with Company management and the Company’s auditors, concluded that the Company’s financial statements for the interim period March 31, 2011, did not properly account for certain items and, as a result, should not be relied upon.  Following the guidance in the Financial Accounting Standards Board, Accounting Standards Codification No. 815-40 Derivatives and Hedging – Contracts in Entity’s Own Equity, the Company has restated its March 31, 2011, financial position and results of operations.  Details of the restatement are as follows:

On March 4, 2011, the Company granted an investor the right to convert $70,735 of principal and accrued interest related to certain 2007 subscription agreement debentures at $0.60 per share of common stock.  On March 31, 2011, the Company granted two additional investors the right to convert $42,383 of principal and accrued interest also related to certain 2007 subscription agreement debentures for $0.15 per share of common stock.  In its consolidated financial statements as of and for the three months ended March 31, 2011, the Company determined that it had not recorded the effect of the anti-dilution provisions related to the March 4, 2011, and March 31, 2011, conversions as adjustments to its derivative instruments.

In addition, the Company erroneously calculated the value of the charges for the reduction of the conversion prices related to March 4, 2011, and March 31, 2011, conversions to equity.

The Company’s financial statements, notes thereto and management’s discussion and analysis of financial condition and results of operations included in this Amended Quarterly Report on Form 10-Q for the March 31, 2011 interim period have been restated for the effects of the above items.  No additional adjustment has been made to the financial statements, notes thereto and management’s discussion and analysis of financial condition and results of operations for events subsequent to May 20, 2011, the date of the original first quarter report.  The effect of the above adjustments was included in the Company’s Quarterly Report Form 10-Q for the June 30, 2011 interim period.

Results of Operations

Results of Operations for the Three Months Ended March 31, 2011 compared to March 31, 2010

Net revenues from product sales for the three months ended March 31, 2011 were $101,247, a decrease of approximately $74,000 or 42% from $175,623 for the same three month period in 2010.  A majority of our revenues for the three months ended March 31, 2011 were derived from sales of the VeraTemp and VeraTemp +, while sales for the same three month period in the previous year consisted of sales of the Thermofocus 5-in-1 thermometer.  During the first quarter of 2011 and 2010, most sales were made to retailers, wholesalers and individuals over the internet.  The Company ceased actively selling the Thermofocus during 2010. During the third quarter of 2010, the Company began selling and distributing its new VeraTemp and VeraTemp + thermometers, and its new Disintegrator Plus needle and lancet destruction device.  Comparing first quarter 2011 sales to the same three month period in 2010, per unit pricing for the VeraTemp was significantly less than that of the Thermofocus.

During the first quarter of 2011, the Company’s sales were adversely impacted by the court ordered recall of the VeraTemp, which required a change in packaging (see Note 12 - Commitments and Contingencies - Litigation in the Notes to Interim Condensed Consolidated Financial Statements).  During the first quarter of 2011, approximately $61,904 of thermometer sales were returned for re-packaging.  Had these thermometers not been returned, net revenues for the first quarter of 2011 would have been $163,151.  In certain cases, customers who had received the thermometer in the infringing packaging, delayed receipt of the re-packaged product (in some cases into the second quarter) or cancelled their order.  The Company experienced delays fulfilling orders while new packaging material was obtained.  Further, as of March 31, 2011, the Company had received payment or advance deposits for thermometers in the amount of $78,016 for which the product had not been shipped, and accordingly revenue recognition was deferred.

For the three months ended March 31, 2011, 45% of the Company’s net revenue was generated from sales of the VeraTemp thermometer through various e-tailers (such as Amazon and CVS.com).  Approximately 34% of first quarter 2011 net revenues were sales of old or slow moving products at significantly discounted prices resulting in slightly negative gross margins.  Sales to an international wholesaler and a major retailer accounted for 13% and 12%, respectively, of our first quarter 2011 net revenue.  No other single customer accounted for more than 10% of our first quarter 2011 revenue.

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

Interest expense was $683,564 for the three months ended March 31, 2011 versus $987,541 for the same three month period in 2010. During the first quarter of 2011, we recognized $183,952 as interest expense related to adjustments to conversion rates to induce holders of our 2007 subscription agreement debentures to convert to common stock.  During the first quarter last year, we recognized $854,587 as interest expense related to the initial recording of derivative liabilities imbedded within certain of warrants and conversion features attached to the first quarter 2010 convertible debt issuances.  During the first quarter of 2011, we recognized $255,200 as interest expense for common shares granted to extend the payment dates of debt obligations.  In addition, during the first quarter of 2011 we incurred $106,780 of interest expense related to the amortization of debt discounts compared to $45,427 for the same three months in 2010.  As a result of the Company’s inability to pay interest when due, the Company incurred penalty interest expenses during the first quarter of 2011.  In addition, due to various issuances of convertible notes and other debt during 2010, we recognized additional interest expense during the first quarter of 2011.  Offsetting this increase, during 2010 and the first quarter of 2011, principal outstanding on various interest-bearing notes was reduced through cash payments and conversions to equity resulting in reductions of interest expense.

During the first quarter of 2011, we recorded a change of $667,144 for the effect of triggered anti-dilution provisions within certain of our convertible loan and warrant agreements.  This change increased our derivative liabilities.  Primarily during 2010, we recognized various new derivative liabilities in conjunction with embedded conversion features and warrants related to the issuance of convertible notes, and commitments for contracts to be settled with shares of our common stock in excess of amounts authorized.  Due to recent changes in the trading price of our common stock, the mark to market adjustments as of March 31, 2011 related to our derivative liabilities resulted in loss of $107,545 for the three months ended March 31, 2011 compared to a gain of $31,914 for the same period last year.

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

The net loss applicable to common shareholders was $2,133,047 for the three months ended March 31, 2011 compared to $1,479,476 for the same three month period in 2010.  As discussed above, the higher loss was primarily due to the change resulting from triggered anti-dilution provisions with financial instruments,  additional losses due to work to market adjustements for our derivative liabilities, and lower gross profits on sales of our products, offset by lower interest expense.

For the three months ended March 31, 2011 and 2010, the basic and diluted loss per common share was $0.10 and $0.15, respectively, after adjustment for the 200-to-1 reverse common stock split.

Liquidity and Capital Resources

As of March 31, 2011

As of March 31, 2011, our current liabilities exceed our current assets by $6,109,825, and for the three months then ended, we incurred a net loss of $2,133,047 and used cash of $108,449 in operations.  We continue to be in default with regard to the payment of certain of our obligations.  At the date of this report, the amount of principal outstanding on notes payable for which the Company was in default amounted to $1,999,947 (excluding $159,430 of unpaid amounts due to related parties).

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

Over the last three years, operations have been funded primarily by sales and issuances of the Company’s securities and revenue generated from sales of the Company’s products.  Current and future operations are expected to be funded primarily through new sources of debt and/or equity financings and from sales of the Company’s products.  There is no assurance that new sources of debt or equity financings will be available on terms acceptable to the Company, or at all. To the extent that any excess cash is generated from operations, it has been, and will continue to be, used for the payment of debt and other obligations.  Management believes that, based on the anticipated level of sales, and continued debt and equity financings and continued support through reasonable and accommodating credit terms from vendors, debt holders and other creditors, the Company can continue operating in the short-term.  During 2009, 2010, and 2011 to date, the Company used proceeds from the issuance of debt and sales of shares of its common stock primarily for operations, including the development of the Company’s VeraTemp thermometer and the Disintegrator Plus®, and pay principal and interest on debt obligations.  Proceeds from any future sales of the Company’s debt and equity securities are expected to be used primarily for product procurement and marketing, interest and certain past due obligations.  The Company may continue to offer its securities for payment of services and obligations.

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

Item 4.       Controls and Procedures.

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

American Scientific Resources, Incorporated

Date: September 1, 2011	By:	/s/ Christopher F. Tirotta
Christopher F. Tirotta Chief Executive Officer (Principal Executive Officer, Principal Financial Officer, and Principal Accounting Officer)