Form 10-Q
period 2011-09-30
AMERICAN SCIENTIFIC RESOURCES INC
filed 2011-11-21
CIK 1114605

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: September 30, 2011

or

☐  TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from __________________ to __________________________

Commission file number: 333-171789

AMERICAN SCIENTIFIC RESOURCES, INCORPORATED
(Exact name of registrant as specified in its charter)

Nevada	14-1820954
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

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
Yes ☐ No ☒

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

As of November 18, 2011, there were 30,088,761 shares of the registrant’s common stock issued and outstanding.

i

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements.

AMERICAN SCIENTIFIC RESOURCES, INCORPORATED

INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2011

AMERICAN SCIENTIFIC RESOURCES, INCORPORATED
INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2011

AMERICAN SCIENTIFIC RESOURCES, INCORPORATED
CONDENSED CONSOLIDATED BALANCE SHEETS

	(Unaudited)
	September 30,	December 31,
	2011	2010
ASSETS
Current Assets:
Cash	$19,618	$15,924
Accounts receivable, net	158,024	81,500
Inventory, net	290,000	201,010
Inventory purchase deposits	36,900	86,700
Prepaid expenses and other current assets	130,823	26,184
Total current assets	635,365	411,318
Fixed assets, net	28,648	17,656
Patent, net	597,151	639,138
Total Assets	$1,261,164	$1,068,112

LIABILITIES AND SHAREHOLDERS' DEFICIT
Current Liabilities:
Accounts payable and accrued expenses	$1,069,109	$1,015,119
Accrued interest payable	830,949	618,340
Deferred revenue	4,818	26,368
Promissory notes payable, net of discount	1,212,604	599,062
Related party advances and notes payable	159,430	159,430
Other current liability	350,000	350,000
Obligation to issue common stock	85,000	70,000
Derivative instruments	637,506	1,118,523
Convertible promissory notes, net of discounts, with premiums	2,397,737	1,604,000
Total current liabilities	6,747,153	5,560,842
Contingent note payable from patent purchase, net of discount	857,791	965,543
Convertible promissory notes, with premiums	1,551,285	227,372
Liability for contingent compensation	59,405	43,519
Total liabilities	9,215,634	6,797,276
Commitments and contingencies	-	-
Shareholders' deficit:
Series A preferred stock, $.0001 par value; 500,000 shares authorized at December 31, 2010; 50,000 and 0 shares outstanding at September 30, 2011 and December 31, 2010, respectively	5	-
Series B convertible preferred stock, $.0001 par value; 500,000 shares authorized at September 30, 2011 and December 31, 2010; none outstanding	-	-
Common stock, $.0001 par value; 500,000,000 and 2,500,000,000 shares authorized; 20,770,452 and 10,726,440 shares issued and outstanding at September 30, 2011 and December 31, 2010, respectively (2011 share issuances adjusted for the March 21, 2011, 200-to-1 reverse common stock split)	2,077	214,524
Additional paid-in capital	26,043,491	21,128,703
Accumulated deficit	(34,000,043)	(27,072,391)
Total shareholders' deficit	(7,954,470)	(5,729,164)
Total liabilities and shareholders' deficit	$1,261,164	$1,068,112

See accompanying Notes to Interim Condensed Consolidated Financial Statements.

AMERICAN SCIENTIFIC RESOURCES, INCORPORATED
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
For the Three and Nine Months Ended September 30, 2011 and 2010
(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2011	2010	2011	2010

Product sales, net	$439,644	$265,810	$763,020	$578,961
Cost of goods sold	(333,559)	(139,536)	(568,756)	(316,348)
Inventory adjustment	-	(122,744)	-	(185,938)
Gross profit	106,085	3,530	194,264	76,675

Operating, sales and administrative expenses	(669,241)	(1,158,440)	(3,838,818)	(2,478,115)

Net loss from operations	(563,156)	(1,154,910)	(3,644,554)	(2,401,440)

Other income (expense):
Interest expense	(479,708)	(393,325)	(1,715,050)	(1,797,305)
Change in fair value of derivative instruments	2,257,627	69,666	1,439,082	932,624
Loss on settlement of debt	-	-	-	(478,262)
Loss on extinguishment of debt	(2,227,437)	-	(2,227,437)	-
Beneficial conversion features	-	(580,000)	-	(580,000)
Amortization of debt premium	284,061	-	284,061	-
Charge resulting from triggered anti-dilution provisions within financial instruments	-	(416,794)	(854,560)	(416,794)
Other expenses	(56,295)	(18,500)	(209,194)	(46,460)
Total other income (expense)	(221,752)	(1,338,953)	(3,283,098)	(2,386,197)

Net loss applicable to common shareholders	$(784,908)	$(2,493,863)	$(6,927,652)	$(4,787,637)

Weighted average number of common shares outstanding, basic and diluted (2010 pro forma adjusted for 200-to-1 reverse common stock split)	16,060,162	9,551,002	13,991,863	9,624,200

Basic and diluted net loss per common share	$(0.05)	$(0.26)	$(0.50)	$(0.50)

See accompanying Notes to Interim Condensed Consolidated Financial Statements.

AMERICAN SCIENTIFIC RESOURCES, INCORPORATED
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ DEFICIT
For the Nine Months Ended September 30, 2011
(Unaudited)

	Series A Preferred Stock		Common Stock		Additional Paid-in	Accumulated
	Shares	Amount	Shares	Amount	Capital	Deficit	Total

Balance at December 31, 2010	-	$-	2,145,232,679	$214,524	$21,128,703	$(27,072,391)	$(5,729,164)

Adjustment for 200-to-1 reverse common stock split	-	-	(2,134,506,239)	(213,451)	213,451	-	-

Issuance of preferred stock to directors	50,000	5	-	-	12,795	-	12,800

Conversion of convertible debentures and accrued interest into
common stock	-	-	2,213,077	221	426,147	-	426,368

Common stock and warrants issued for cash	-	-	475,605	48	154,952	-	155,000

Common stock and warrants issued with debt	-	-	1,545,000	154	231,680	-	231,834

Common stock issued for reduction of contingent note	-	-	500,000	50	119,950	-	120,000

Gain on reduction of contingent note to related party	-	-	-	-	80,000	-	80,000

Common stock and warrants issued as deferred financing fees	-	-	20,000	2	117,587	-	117,589

Common stock and warrants issued for extensions of debt	-	-	295,000	30	357,290	-	357,320

Common stock issued for accrued interest	-	-	329,081	33	85,843	-	85,876

Conversion price adjustment granted to induce debt conversion
into common stock	-	-	-	-	258,328	-	258,328

Common stock and warrants issued for services	-	-	3,214,414	321	712,345	-	712,666

Common stock issued for trade payables	-	-	462,727	46	259,754	-	259,800

Common stock issuned to employees	-	-	765,000	77	45,823	-	45,900

Warrants recorded as contingent compensation	-	-	-	-	120,717	-	120,717

Warrants issued for release of loan collateral	-	-	-	-	27,000	-	27,000

Warrants exercised	-	-	224,108	22	-	-	22

Common stock options awarded as compensation for past services	-	-	-	-	1,691,126	-	1,691,126

Net loss	-	-	-	-	-	(6,927,652)	(6,927,652)

Balance at September 30, 2011	50,000	$5	20,770,452	$2,077	$26,043,491	$(34,000,043)	$(7,954,470)

See accompanying Notes to Interim Condensed Consolidated Financial Statements.

AMERICAN SCIENTIFIC RESOURCES, INCORPORATED
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
For the Nine Months September 30, 2011 and 2010
(Unaudited)

	2011	2010
Cash flow from operating activities:
Net loss	$(6,927,652)	$(4,787,637)
Adjustments to reconcile net loss to net cash used in operating activities:
Amortization of contingent note payable and note discounts	400,498	258,449
Amortization of debt premiums	(284,061)	-
Depreciation and patent amortization	47,035	160,083
Allowance for doubtful accounts	3,724	(26,724)
Reserve for inventory	-	185,938
Loss on extinguishment of debt	2,227,437
Loss on settlement of debt and beneficial conversion granted	-	1,058,262
Adjustment to conversion price to induce conversion to equity	258,328	-
Change in fair value of derivative instruments	(1,439,082)	(932,624)
Derivative liabilities related to convertible notes	-	1,723,269
Incremental derivative liabilities	958,065	-
Warrants issued for release of collateral	27,000	-
Common stock issued for debt payment extensions	357,320	-
Stock based compensation	2,583,209	1,095,814
Contingent compensation payable	15,886	25,000
Changes in operating assets and liabilities:
Accounts receivable	(80,248)	(8,188)
Inventory and inventory deposit	(39,190)	103,287
Prepaid expenses and other assets	12,950	(20,477)
Accounts payable and accrued expenses	383,790	281,054
Accrued interest payable	501,253	230,757
Deferred revenue	(21,550)	-
Net cash used in operating activities	(1,015,288)	(653,737)

(Continued on next page)

(Continued from previous page)

	2011	2010
Cash flow used in investing activities:
Purchase of fixed assets	(16,040)	(12,132)
Net cash used in investing activities	(16,040)	(12,132)

Cash flow from financing activities:
Proceeds from promissory notes payable	805,000	-
Payments on promissory notes payable	(75,000)	(88,743)
Proceeds from related party advances and notes payable	-	6,000
Payment on related party notes payable	-	(5,000)
Proceeds from convertible promissory notes	135,000	670,000
Obligation to issue common stock	15,000	(5,000)
Proceeds from exercise of warrants	22	-
Proceeds from issuance of common stock and warrants	155,000	78,200
Net cash provided by financing activities	1,035,022	655,457

Net increase (decrease) in cash	3,694	(10,412)
Cash and cash equivalents at beginning of period	15,924	11,357
Cash and cash equivalents at end of period	$19,618	$945

Supplemental disclosures:
Cash paid for interest	$50,156	$3,196
Cash paid for income taxes	$-	$-
Non-cash financing activities:
Common stock issued upon cancellation of warrants	$-	$68,000
Conversion of convertible debentures to common stock	$338,500	$125,000
Captilization of accrued interest into new debt	$114,900	$-
Common stock issued for deferred financing fees	$117,589	$-
Common stock and warrants issued as debt discount	$150,327	$-
Common stock issued for trade payables	$259,800	$-
Common stock issued for interest	$173,721	$8,550
Cancellation of shares upon issuance of convertible notes	$-	$(200,000)

See accompanying Notes to Interim Condensed Consolidated Financial Statements.

AMERICAN SCIENTIFIC RESOURCES, INCORPORATED
NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2011

1.  ORGANIZATION

American Scientific Resources, Incorporated, a Nevada corporation (“ASRI”, together with its wholly-owned subsidiary, Kidz-Med, Inc., the “Company”), develops, manufactures, assembles, markets and distributes medical products sourced from around the globe.  The Company distributes a leading line of medical and medicine delivery devices for children and sensitive adults, including a clinical non-contact thermometer (the VeraTemp® Non-Contact Thermometer) and a needle and lancet destruction device (the DisintegratorPlus®).  Products are distributed primarily through leading retail drug and grocery chains, worldwide medical suppliers, the Company’s website and other on-line sites.  The Company’s common stock is currently quoted on the OTCBB under the symbol “ASFX”.

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

2.  GOING CONCERN

These financial statements have been prepared assuming that the Company will continue as a going concern.  As of and for the nine months ended September 30, 2011, the Company had current liabilities that exceeded current assets by $6,111,788, has incurred a net loss of $6,927,652, and used $1,015,288 of cash in operating activities.  As reported in the December 31, 2010 audited financial statements, the Company had current liabilities that exceeded current assets by $5,149,524 as of December 31, 2010, and had reported a net loss of $7,040,767 and used $896,346 of cash in operating activities for the year ended December 31, 2010.  In addition, the Company remains in default with regard to payment of certain of its obligations.  At September 30, 2011, the amount of principal outstanding on notes payable for which the Company was in default amounted to $2,209,377.  Subsequent to September 30, 2011 and as of the date of these financial statements, additional notes payable entered into events of default raising the aggregate indebtedness in default to $2,734,116 as of the date of these financial statements.  These conditions raise operating and liquidity concerns and substantial doubt about the Company's ability to continue as a going concern.  The financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result from the outcome of this uncertainty.  The Company’s continued existence is dependent upon its ability to successfully execute its business plan, secure additional sources of liquidity and obtain accommodating credit terms from vendors, note holders and other creditors.  Should the Company be unable to renegotiate the terms and conditions on its debt obligations or is otherwise unable to pay its accounts payable when due, the Company may incur materially higher interest and other expenses, and the debt holders could foreclose on their collateral and commence legal action against the Company to recover amounts due which ultimately could require the disposition of some or all of the Company’s assets.  Any such action may require the Company to curtail or cease operations.

AMERICAN SCIENTIFIC RESOURCES, INCORPORATED
NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2011

Operations have been funded primarily by issuances of debt secured by trade receivables and inventory, convertible debt, issuances of the Company’s securities and revenue generated from sales of the Company’s products.  Current and future operations are expected to be funded from sales of the Company’s products and new investments.  To the extent that any excess cash is generated from operations, it has been, and will continue to be, used for the payment of debt and other trade obligations.  Management believes that, based on the anticipated level of sales, and continued support through reasonable and accommodating credit terms from vendors, debt holders and other creditors, the Company can continue operating in the short-term.  Over the last three years, the Company used proceeds from debt financings and sales of shares of its common stock to develop and distribute the Company’s VeraTemp® Non-Contact Thermometer and the DisintegratorPlus®.  Proceeds from any future sales of the Company’s securities are also expected to be used primarily for product development, distribution and operating expenses.  During the nine months ended September 30, 2011, the Company secured $785,000 of new financings secured by trade receivables and inventory, $155,000 of unsecured financing and $155,000 from sales of its common stock and warrants.  The Company may continue to offer its securities as payment for services and other obligations.

3.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Interim reporting and basis of presentation.  While the information presented in the accompanying interim condensed consolidated financial statements is unaudited, these financial statements include all adjustments, which are, in the opinion of management, necessary to present fairly the financial position, results of operations and cash flows for the interim periods presented in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”).  All adjustments in these interim financial statements are of a normal, recurring nature.  Interim financial statements and the notes thereto do not contain all of the disclosures normally found in year-end audited financial statements, and these Notes to Interim Condensed Consolidated Financial Statements are abbreviated and contain only certain disclosures related to the nine month period ended September 30, 2011.  It is suggested that these interim financial statements be read in conjunction with the Company’s year-end audited December 31, 2010, financial statements.  Operating results for the nine months ended September 30, 2011, are not necessarily indicative of the results that can be expected for the year ending December 31, 2011.

Principles of consolidation.  Effective January 1, 2011, the Company closed the accounts of Kidz-Med, Inc. and made the subsidiary inactive.  The parent company, ASRI, will continue to develop products using the Kidz-Med brand name.  The accompanying consolidated financial statements include the accounts of ASRI, and as of and for the nine months ended September 30, 2010, its wholly-owned subsidiary, Kidz-Med, Inc.  All significant inter-company transactions have been eliminated.

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

The Company provides a one year limited warranty on most of its retail product sales.  Specific warranty and right of return arrangements are negotiated with wholesalers.  Revenues in the consolidated statement of operations are shown net of any discounts and actual returns of product.  In the Company’s experience, returns for malfunctioning product resulting in warranty claims generally have been insignificant, and as such, no provision for warranty claims is provided in these consolidated financial statements.  Returns of merchantable product are reversed from revenue and returned to inventory for re-sale upon the Company’s receipt of the product.  During the nine months ended September 30, 2011, as a result of the court ordered recall for re-packaging (see Note 11 – Commitments and Contingencies – Litigation), the Company reversed $84,208 from revenue.

AMERICAN SCIENTIFIC RESOURCES, INCORPORATED
NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2011

The Company records shipping and handling charges billed to customers as revenue and the related expense in cost of goods sold, in accordance with its revenue recognition policy.

For the nine months ended September 30, 2011 and 2010, a majority of the Company’s revenues were generated from sales of thermometers.  It is impracticable to provide additional product sales information.

During the first nine months of 2010, $128,921 of revenue from sales of a previous period whose collection was in doubt was recognized upon the collection of cash.

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

Earnings (Loss) per share. Basic net income (loss) per common share is computed using the weighted average number of common shares outstanding during the periods.  Diluted net income (loss) per share is computed using the weighted average number of common and dilutive common equivalent shares outstanding during the period.  After consideration of the 200-to-1 reverse common stock split (see Note 11 – Equity), potentially dilutive common shares at September 30, 2011, aggregated 30,643,274 shares, consisting of: 4,738,840 shares issuable upon the exercise of outstanding warrants; 273,867 shares available upon conversion of the 2007 subscription agreement debentures; 149,368 shares issuable should all of the 2007 convertible debt noteholders elect to convert accrued interest to common shares; 13,380,000 shares available upon conversion of Granite’s first, second and third quarter 2010 convertible debentures and the unconverted balance of Granite’s original $174,900 note; 8,490,000 shares issuable upon conversion of the notes to Lanktree; 16,667 shares issuable to Lender 3 upon conversion; 500,000 shares issuable to Lender 4 upon conversion; 752,500 shares for which the Company is obligated to issue as of September 30, 2011 (see Note 11 – Equity – Obligation to Issue Common Shares); and up to  2,342,033 shares committed as part of obligations to employees and service providers upon reaching certain targets.  The above figures exclude shares issuable under the Company’s stock option and incentive stock plans.

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

AMERICAN SCIENTIFIC RESOURCES, INCORPORATED
NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2011

Level 3 – Valuations derived from valuation techniques in which one or more significant inputs are unobservable in any market.

Given the conditions surrounding the trading of the Company’s equity securities, the Company values its derivative instruments related to embedded conversion features and warrants from the issuance of convertible debentures in accordance with the Level 3 guidelines.  For the nine month period ended September 30, 2011, the following table reconciles the beginning and ending balances for financial instruments that are recognized at fair value in these condensed consolidated financial statements.

	Balance at			Balance at
	December 31,	New	Change in	September 30,
	2010	Issuances	Fair Values	2011
Level 3 -
Derivative liabilities from:
Conversion features	$569,572	$102,255	$(347,314)	$324,513
Warrants	153,750	1,250	(137,743)	17,257
Anti-dilution provisions triggered by issuances of common stock equivalents	269,824	854,560	(828,648)	295,736
Derivative instruments	993,146	958,065	(1,211,450)	637,506
Contracts to be settled with common shares in excess of share capital authorized	125,377	-	(125,377)	-
	$1,118,523	$958,065	$(1,439,082)	$637,506

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

AMERICAN SCIENTIFIC RESOURCES, INCORPORATED
NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2011

For the nine months ended September 30, 2011, the Company had sold $50,492 of its accounts receivable and received advances of $40,393.  For the nine months ended September 30, 2011, the Company had received rebates of $22,451 for prompt payment of receivables sold and had been charged fees, expenses and interest aggregating $2,998 by the purchaser.  As of September 30, 2011 and December 31, 2010, $0 and $45,939, respectively, of accounts receivable had not been paid and were subject to charge-back by the purchaser.

A summary of accounts receivable as of September 30, 2011 and December 31, 2010, is as follows:

	September 30,	December 31,
	2011	2010

Accounts receivable, gross	$163,024	$128,715
Accounts sold with recourse	-	(45,939)
Accounts not sold	163,024	82,776
Allowance for doubtful accounts	(5,000)	(1,276)
	$158,024	$81,500

The provision for bad debts was $3,724 for the nine months ended September 30, 2011.  During the nine months ended September 30, 2010, the Company adjusted its allowance for doubtful accounts by $26,724 as such reserves were no longer deemed necessary.

5.  INVENTORY

As of September 30, 2011 and December 31, 2010, the Company’s inventory consisted of VeraTemp® thermometers, DisintegratorPlus® and other finished products including components, assemblies and packaging materials related thereto as follows:

	September 30,	December 31,
	2011	2010

Finished goods	$118,748	$105,091
Work in progress	171,252	95,919
	$290,000	$201,010

6.  FIXED ASSETS, NET

Fixed assets, net of accumulated depreciation, consisted of the following at September 30, 2011 and December 31, 2010:

 AMERICAN SCIENTIFIC RESOURCES, INCORPORATED
NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2011

	September 30,	December 31,
	2011	2010

Equipment and computers	$36,971	$20,931
Less accumulated depreciation	(8,322)	(3,275)
	$28,648	$17,656

Depreciation expense was $5,048 and $2,001 during the nine months ended September 30, 2011 and 2010, respectively.

7.  PATENT, CONTINGENT NOTE PAYABLE AND CONTINGENT COMPENSATION

On September 10, 2009, ASRI purchased a patent for a needle destruction device known as the Disintegrator® (including trademarks for the Disintegrator®, Disintegrator Plus® and Disintegrator Pro®) and other assets from Safeguard Medical Technologies, LLC (“Safeguard” or the “Seller”), in exchange for 250,000,000 shares of the Company’s common stock (1,250,000 shares after consideration of the 200-to-1 reverse stock split) and assumption of a contingent note payable up to $1,200,000.  Accordingly, the Company recorded the patent at $2,652,272 equivalent to the trading value of common stock at the closing bid price on September 10, 2009, in the amount of $1,875,000 and the discounted amount of a $1,200,000 assumed contingent note payable in the amount of $777,272.  On December 31, 2010, the Company recorded a patent impairment charge of $1,749,664 to write-down the carrying value of the patent to $639,138, representing the present value of expected future cash flows over the remaining life of the patent.  For the nine months ended September 30, 2011 and 2010, amortization expense amounted to $41,987 and $158,082, respectively.  As of September 30, 2011, the carrying value of the patent was $597,151.

The assumed $1.2 million, non-interest bearing, contingent note is payable to a party related to the Seller in two installments upon reaching certain targets.  The first installment of $600,000 is payable upon the Company reaching $6,000,000 in combined new capital and revenue from sales of the Disintegrator Plus® and certain other products introduced by the Seller within two (now three) years of September 10, 2009.  The second installment of $600,000 is payable upon the Company reaching an additional $4,000,000 of combined new capital and revenue within two years of the due date of the first installment.  At the Company’s option, the first and second installments may each be paid over 12 months after achievement of the respective combined capital and revenue targets.  As it is probable that the Company will reach the combined capital and revenue targets within four (now five) years, the $1.2 million note obligation has been recognized at a discount.  Subsequent changes to the Company’s estimate of the amount due on this contingent note payable will be recorded in the Company’s financial statements when known.  During the nine months ended September 30, 2011 and 2010, the Company recognized $61,091 and $108,156 of interest expense related to amortization of this contingent note payable, respectively.

On July 26, 2011, the Company issued 500,000 common shares to a party related to the Seller in exchange for a $200,000 reduction of principal on the first $600,000 installment of the contingent note.  The value of the common stock on the effective date of the principal reduction was $120,000.  Therefore the Company recognized a gain in the amount of $80,000.   As the party related to the Seller is now deemed a related party to the Company, the gain was accounted for as an adjustment to additional paid in capital.  The total amount due on the contingent note assuming all targets are met is now $1,000,000 and the carrying value of the contingent note payable is $857,791 as of September 30, 2011.

AMERICAN SCIENTIFIC RESOURCES, INCORPORATED
NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2011

Simultaneous with the patent acquisition, the Company agreed to hire an executive and majority owner of the Seller to assist with operations, sales and marketing, and entered into a ten year employment agreement with the executive (See Note 10 – Commitments and Contingencies), and retain the Seller for production, engineering and quality control services.  In consideration for entering into the employment agreement and other agreements with the Seller, the Company agreed to issue up to 250,000,000 warrants (1,250,000 warrants after consideration of the 200-to-1 reverse stock split) and pay up to $200,000 as a cash bonus, both contingent upon future sales of the Disintegrator® and certain other products, to the executive and majority owner of the Seller.  Management determined that the contingent warrants and contingent bonus payable qualified for treatment as contingent compensation for accounting purposes.  Subsequent changes to the Company’s estimate of the total amount of compensation due will be recorded in the Company’s financial statements when known.

As it is probable that the Company will reach $7.0 million in sales over the next three (now four) years, the Company currently anticipates the issuance of 100,000,000 warrants (500,000 warrants after consideration of the 200-to-1 reverse stock split), which were determined to have a fair value of $759,925 as of September 10, 2009.  In accordance with ASC No. 718-10, Compensation – Stock Compensation, the Company is recording monthly compensation expense for the fair value of the warrants payable.   For the nine months ended September 30, 2011 and 2010, the Company recorded $120,717 and $189,981, respectively, as compensation expense with an offset to additional paid in capital.  Since inception, total charges to compensation expense for this contingent compensation have amounted to $451,426.  The Company will adjust the total amount of recorded compensation expense as recorded in the consolidated financial statements upon the occurrence of an event which would indicate a change to the level of the achievable sales.

As it is probable that the Company will reach $7.0 million in sales over three (now four) years, the Seller is entitled to a $100,000 cash bonus, which was deemed to have a present value of $64,066 on September 10, 2009.  The Company is accruing monthly compensation expense for the anticipated full amount of the bonus payable on a straight-line basis over the three (now four) year period that the services are to be performed.  During the nine months ended September 30, 2011 and 2010, the Company recognized $15,885 and $25,000, respectively, as compensation expense related to this liability for contingent compensation, raising the balance to $59,405 as of September 30, 2011.

On March 9, 2011, the Company’s Board of Directors agreed to extend the deadlines for meeting the measurement dates for determining the triggers for the $1.2 million contingent note to Safeguard and the warrants and cash bonus payable to the executive, for one year.  The first installment on the $1.2 million contingent note of $600,000 (adjusted to $400,000 after issuance of 500,000 common shares in July 2011) is now payable upon the Company reaching $6,000,000 in combined new capital and revenue from sales of the Disintegrator Plus® and certain other products introduced by the Seller on or before September 10, 2012.  The measurement date for issuance of up to 250,000,000 warrants (1,250,000 warrants after consideration of the 200-to-1 reverse stock split) and payment of up to $200,000 as a cash bonus to the executive and majority owner of Safeguard, both contingent upon future sales of the Disintegrator® and certain other products, has now been extended to four years, or September 10, 2013.  These extensions are currently not expected to affect the total amount of the Company’s accrual for such note and compensation obligations.  Effective January 1, 2011, the Company extended the period over which the contingent note and compensation obligations are being amortized.

8.  NOTES PAYABLE

Convertible promissory notes

A summary of principal due, unamortized discount and carrying values of convertible promissory notes as of September 30, 2011 and December 31, 2010, is as follows:

 AMERICAN SCIENTIFIC RESOURCES, INCORPORATED
NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2011
	September 30, 2011			December 31, 2010
		Unamortized
	Principal Due	Premium	Carrying	Principal Due	Unamortized	Carrying
	at Maturity	(Discount)	Value	at Maturity	Discount	Value

Current:
2007 subscription debentures	$797,500	$-	$797,500	$880,000	$-	$880,000
First quarter 2010 debentures	194,000	(69,320)	124,680	-	-	-
Second quarter 2010 debentures	150,000	(46,301)	103,699	-	-	-
Third quarter 2010 debentures	100,000	(42,466)	57,534	-	-	-
Lanktree - Note 1	330,000	243,200	573,200	380,000	-	380,000
Lanktree - Installment notes	300,000	221,091	521,091	300,000	-	300,000
Lanktree - Short-term notes	219,000	(58,967)	160,033	44,000	-	44,000
Lender 3 - Short-term note	10,000	-	10,000	-	-	-
Lender 4 - Short-term note	50,000	-	50,000	-	-	-
Current convertible notes	2,150,500	247,237	2,397,737	1,604,000	-	1,604,000
Granite Financial - notes	159,900	1,391,385	1,551,285	-	-	-
First quarter 2010 debentures	-	-	-	400,000	240,625	159,375
Second quarter 2010 debentures	-	-	-	150,000	102,551	47,449
Third quarter 2010 debentures	-	-	-	100,000	79,452	20,548
Long-term convertible notes	159,900	1,391,385	1,551,285	650,000	422,628	227,372
	$2,310,400	$1,638,622	$3,949,022	$2,254,000	$422,628	$1,831,372

2007 subscription agreement debentures. During 2007, the Company entered into subscription agreements with various investors for the sale of 18.1 units issuing $905,000 convertible promissory notes, 4,525 common shares and 9,050 warrants (adjusted for the 200-to-one reverse stock split) to purchase an equivalent number of common shares in exchange for proceeds of $905,000.  The warrants are exercisable at $200 per share (adjusted for the 200-to-1 reverse stock split) over a five year period from issuance.  These convertible promissory notes matured one year from the date of issuance.  The Company is in default with regard to this obligation.

Each convertible promissory note issued in the subscription agreements had a term of one year and was not repaid.  Due to the default and reset of the conversion price to 80% of the fair value of the Company’s common stock five days prior to the default, the Company tested each convertible promissory note for an incremental beneficial conversion feature.  The Company’s Board of Directors has determined that the default date for each convertible promissory note was April 30, 2008.  The calculation of the conversion rate to common shares on such date was $0.0146 of principal outstanding to one share of common stock (now $2.912 per share after the 200-to-1 reverse stock split).  Based on the default provisions, as of September 30, 2011, noteholders may convert their principal balance into 273,867 common shares (shares after consideration of the 200-to-1 reverse stock split).  Further, as of September 30, 2011, noteholders may convert accrued interest into 149,368 common shares (shares after consideration of the 200-to-1 reverse stock split).  Unless the Company declares a stock dividend, or there is some other re-capitalization of the Company, such as a stock split or reverse stock split, the conversion price established at the default date will not change.

During the quarter ended March 31, 2011, holders of 1.65 units with principal of $82,500 and accrued interest of $30,618 converted into 400,445 common shares (shares after the 200-to-1 reverse stock split) at a weighted average conversion rate of $0.2825.  Due to differences between the default date conversion rate of $0.0146 of principal outstanding to one share of common stock (now $2.912 per share after the 200-to-1 reverse stock split) and the actual conversion rated granted to these noteholders of $0.2825, the Company incurred a charge for the conversion price adjustment to induce the conversion to equity in the amount of $183,952.  As of September 30, 2011 and December 31, 2010, the Company had $797,500 and $880,000 of principal outstanding on these convertible promissory notes, respectively.

 AMERICAN SCIENTIFIC RESOURCES, INCORPORATED
NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2011

The convertible promissory notes accrue interest at 10% per annum, and all principal and interest was due on the first anniversary of their issuance date.  These notes were convertible into shares of our common stock at the option of each holder at (1) $0.25 per share, or (2) a 20% discount to the price per share issued in a financing transaction of at least $2,000,000, or (3) in the event of default, the conversion price would be adjusted to equal 80% of the Company’s average closing stock price during the five trading days prior to default.  Due to default, interest began to accrue at 15% per annum beginning one year from the date of issuance. During the nine months ended September 30, 2011, interest expense accrued related to these convertible promissory notes was $91,888.  At September 30, 2011, total accrued interest expense amounted to $434,959.

The subscription agreements for these debentures contain a registration rights penalty whereby, commencing upon six months from an initial unit sale and, for each monthly period thereafter that the common stock and the common stock underlying the warrants are not registered, the Company will issue 4,167 warrants per unit as a penalty to the subscription holder.  The Company failed to file a registration statement and consequently, beginning August 2007, the Company began valuing 4,167 warrants per outstanding unit as a penalty.  The penalty warrants have been determined to be a derivative instrument.  For the period ended September 30, 2011, the fair value of the penalty warrants and the fair value of the previously issuable warrants have been determined by using the Black-Scholes pricing model.  See Note 9 – Derivative Instruments for changes in the fair value of these derivatives. The aggregate value of the new penalty warrants issued for the nine months ended September 30, 2011 amounted to $1,250.  Changes in fair value for the previously issued warrant derivative liabilities amounted to an adjustment of $9,782 for the nine months ended September 30, 2011, resulting in these warrant derivative liabilities to be carried at their fair values of $1,028 at September 30, 2011.

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

First quarter 2010 convertible debentures. On February 16, 2010 and March 23, 2010, the Company entered into agreements with Granite Financial Group (“Granite”) to issue convertible debentures in the aggregate amount of $400,000 and warrants to purchase 20,000,000 shares of common stock (100,000 shares after the 200-to-1 reverse stock split) in exchange for the return of 33,333,333 common shares (166,667 shares after to the reverse split) and cash proceeds of $200,000, less a selling commission of $16,000.  The debentures mature two years from the date of issuance and were initially convertible at any time within that period at a conversion price equal to the lesser of $0.0066 per share ($1.32 per share after the 200-to-1 reverse stock split) or 90% of the volume weighted average price of the Company’s common stock for the ten days immediately prior to conversion, but such conversion price would not be below $0.003 per share ($0.60 per share after the 200-to-1 reverse stock split).  The warrants were initially exercisable over three years from the date of issuance at $0.01 per share ($2.00 per share after the 200-to-1 reverse stock split).  On May 13, 2010, in conjunction with the issuance of the second quarter 2010 convertible debentures, the Company exchanged the first quarter 2010 convertible debentures and warrants, effectively amending the floor price to $0.0015 per share ($0.30 per share after the 200-to-1 reverse stock split) and extending the exercise period of the warrants to seven years from May 13, 2010.

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

During the first quarter ended March 31, 2011, Granite converted $87,500 of principal into 132,576 shares of our common stock (shares after the 200-to-1 reverse stock split) at an exchange price of $0.66 per share (per share amount after the 200-to-1 reverse stock split).  During the second quarter ended June 30, 2011, Granite converted $21,000 and $3,000 of principal into 140,000 and 30,000 common shares at conversion prices per share of $0.15 and $0.10, respectively.  During the third quarter ended September 30, 2011, Granite converted $30,000, $59,500 and $5,000 of principal into 300,000, 595,000 and 50,000 common shares at $0.10 per share.  As of September 30, 2011, the principal outstanding on the first quarter 2010 convertible debentures was $194,000.

AMERICAN SCIENTIFIC RESOURCES, INCORPORATED
NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2011

On October 5, 2011, Granite provided a notice of conversion to convert $10,000 of principal in to 100,000 common shares.  These shares were issued on November 4, 2011.  On November 18, 2011, after Granite provided notice of conversion to convert $16,800 of principal, the Company issued 1,000,000 common shares.  As of the date of these financial statements, the principal outstanding on the first quarter 2010 convertible debentures was $167,200.

These convertible debentures initially accrued interest at 8% per annum, payable annually on or before December 31, beginning on the first such date after the issue date.  On May 13, 2010, in conjunction with the issuance of the second quarter 2010 convertible debentures, the Company exchanged the first quarter 2010 convertible debentures amending the interest rate to 10% if paid in cash, or 12% if paid in equivalent shares of common stock, at the Company’s option, and extended the maturity date to May 13, 2012.  For the three quarterly periods ended September 30, 2011 and 2010, the Company accrued interest expense at 12% and 10% in the amounts of $26,319 and $23,667, respectively, related to these convertible debentures.  For 2011, the Company has assumed interest will be paid with new issuances of common stock.

In March 2011, the Company issued 65,057 shares of common stock (share amount after the 200-to-1 reverse stock split) valued at $57,250 as payment for interest accrued on the first, second and third quarter 2010 convertible debentures through December 31, 2010 at 12% per annum.

At each 2010 commitment date, due to anti-dilution provisions in the convertible debentures, the Company determined that the conversion feature contained an embedded derivative.  The Company recognized an aggregate conversion feature of $940,593, which was recorded as a derivative liability with an offset to discount on convertible notes and interest expense.  After consideration of the relative fair value of the warrants, a discount related to the conversion features was recorded as an offset to the carrying amount of the convertible debentures and was limited to $228,392.  The remainder of $712,201 was charged to interest expense upon issuance during the first quarter of 2010.  The discount is being amortized over the two year term of the debenture.  As of September 30, 2011, the unamortized discount was $69,320.

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

For the nine months ended September 30, 2011 and 2010, amortization of the conversion feature and warrant discounts related to the first quarter 2010 convertible debentures, including adjustments for the conversion of note principal to common stock, amounted to $171,305 and $63,137, respectively.  See Note 9 – Derivative Instruments, for the 2011 changes to the fair values of the derivative liabilities related to the conversion features and the warrants.

Second quarter 2010 convertible debentures. On May 13, 2010, the Company entered into agreements with Granite and an investor to issue convertible debentures in the aggregate amount of $150,000 and warrants to purchase 7,500,000 shares of common stock (37,500 shares after the 200-to-1 reverse stock split) for cash proceeds of $150,000 less a selling commission of $12,000.  The debentures mature two years from the date of issuance and are convertible at any time within that period at a conversion price equal to the lesser of $0.0066 per share ($1.32 per share after the 200-to-1 reverse stock split) or 90% of the volume weighted average price of the Company’s common stock for ten days immediately prior to conversion.  The conversion price was adjusted to $0.66 per common share (after the 200-to-1 reverse stock split), but such conversion price shall not be below $0.30 ( after the 200-to-1 reverse stock split).  The warrants are exercisable over seven years.

AMERICAN SCIENTIFIC RESOURCES, INCORPORATED
NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2011

These convertible debentures accrue interest at 10% per annum if paid in cash or 12% per annum if paid in equivalent shares of common stock.  For the nine months ended September 30, 2011, the Company accrued interest expense at 12% in the amount of $13,500 related to these convertible debentures.  As described above, the Company issued shares in March 2011 as payment for interest accrued on the first, second and third quarter 2010 convertible debentures through December 31, 2010.

At the commitment date, due to anti-dilution provisions in the convertible debentures, the Company determined that the conversion feature contained an embedded derivative.  The Company recognized an aggregate conversion feature of $281,251 which was recorded as a derivative liability with an offset to discount on convertible notes and interest expense in the second quarter of 2010.  After consideration of the relative fair value of the warrants of $57,691, a discount related to the conversion features was recorded as an offset to the carrying amount of the convertible debentures and was limited to $92,309.  The remainder of $138,462 was charged to interest expense during 2010.  The discount is being amortized over the two year term of the debenture.  As of September 30, 2011, the unamortized discount was $46,301.

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

For the nine months ended September 30, 2011 and 2010, amortization of the conversion feature and warrant discounts related to the second quarter 2010 convertible debentures amounted to $56,250 and $17,661, respectively. See Note 9– Derivative Instruments for the 2011 changes to the fair values of the derivative liabilities related to the conversion features and the warrants.

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

These convertible debentures accrue interest at 10% per annum if paid in cash or 12% per annum if paid in equivalent shares of common stock.  For the nine month ended September 30, 2011, the Company accrued interest expense at 12% in the amount of $9,000 related to these convertible debentures.  As described above, the Company issued shares in March 2011 as payment for interest accrued on the first, second and third quarter 2010 convertible debentures through December 31, 2010.

At the commitment date, due to anti-dilution provisions in the convertible debentures, the Company determined that the conversion feature contained an embedded derivative.  The Company recognized an aggregate conversion feature of $271,894 which was recorded as a derivative liability with an offset to discount on convertible notes and interest expense during the third quarter of 2010.  After consideration of the relative fair value of the warrants of $35,482, a discount related to the conversion features was recorded as an offset to the carrying amount of the convertible debentures and was limited to $64,518.  The remainder of $146,385 was charged to interest expense during 2010.  The discount is being amortized over the two year term of the debenture.  As of September 30, 2011, the unamortized discount was $42,466.

 AMERICAN SCIENTIFIC RESOURCES, INCORPORATED
NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2011

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

For the nine months ended September 30, 2011 and 2010, amortization of the conversion feature and warrant discounts related to the third quarter 2010 convertible debentures amounted to $36,986 and $5,303, respectively.  See Note 9 – Derivative Instruments for the 2011 changes to the fair values of the derivative liabilities related to the conversion features and the warrants.

Granite Financial – notes.  In October and November 2010, the Company entered into two short-term, promissory notes in the aggregate amount of $160,000 and received proceeds of $152,000. The promissory notes bear interest at 12% per annum, and at 16% per annum in the event of default.  The full amount of principal and interest on the promissory notes was initially due on January 12, 2011.  As additional consideration for entering into the note agreements, the Company issued 32,000,000 shares of its common stock (160,000 shares after consideration of the 200-to-1 reverse stock split) valued at $260,000, based on the closing price for the Company’s common stock on the date of the agreement.  Based on the relative fair values of the notes and common shares, the Company recorded debt discounts aggregating $98,963 on the dates of issuance.  For the period ended December 31, 2010, the Company amortized $84,578 of the debt discounts to interest expense leaving unamortized debt discounts of $14,385 at December 31, 2010.  During January 2011, the Company amortized the remaining $14,385 to interest expense.  On February 1, 2011, the maturity date of the notes was extended to April 12, 2011.  In connection with the extension of maturity date of the notes, the Company issued to Granite Financial Group (“Granite”) another 32,000,000 shares of common stock (160,000 shares after consideration of the 200-to-1 reverse stock split) on February 2, 2011.  These shares were valued at $147,200 on the date of issuance.

In May 2011, the Company agreed to extend the due date on these loans from April to June 17, 2011, in exchange for the issuance of 92,857 warrants to purchase common stock at an exercise price of $0.0001 per share over a seven year exercise period.  These warrants were valued at $37,143 on the date of issuance and were charged to interest expense with an offset to additional paid in capital.  In June 2011, the due date on these two notes was extended to July 17, 2011, in consideration for the issuance of 232,143 warrants to purchase common stock at an exercise price of $0.0001 per share over a seven year exercise period.  These warrants were valued at $64,977 on the date of issuance and were charged to interest expense with an offset to additional paid in capital.

On August 23, 2011, the Company entered into an agreement to exchange the $60,000 and $100,000 short-term notes plus accrued interest of $14,900 for a new $174,900 convertible note.  This convertible note bears interest at 12% per annum and matures on December 26, 2012.  The principal may be converted at any time the principal remains outstanding at the option of the noteholder at a conversion price of $0.02 per share.  The Company determined that this exchange constituted a significant modification in terms (in excess of 10% when comparing the fair value of the old notes with the fair value of the new note), and therefore an extinguishment of debt.  Accordingly, the Company accounted for this exchange at the fair value of the new debt.  The Company determined the fair value of the new debt on the date of the agreement to be $1,837,872 (determined by adding the present value of the principal, interest and an estimate of the fair value of the conversion feature using the Black Scholes option pricing model, and using the closing trading price on August 23, 2011 of $0.21 per share, the conversion price of $0.02, and assuming maturity of December 26, 2012, a stock price volatility of 144.17%, and a risk free rate of $0.10), and recorded a loss on extinguishment of debt in the amount of $1,662,972 with an offset to debt premium.  The debt premium will be amortized over the 16 month term of the loan.  For the period ended September 30, 2011, after accounting for the conversions of principal (see below), the Company amortized $271,587 of the debt premium, leaving the balance outstanding of the note and the unamortized premium at $1,391,385 at September 30, 2011.

 AMERICAN SCIENTIFIC RESOURCES, INCORPORATED
NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2011

On September 14, 20 and 30, 2011, Granite provided the Company with notices of conversion to convert $9,000, $4,000 and $2,000 of principal into 450,000, 200,000 and 100,000 shares of common stock, respectively, at the conversion price of $0.02 per share.  These shares were issued in October and November 2011.  As of September 30, 2011, the balance on the note outstanding was $159,900, and the Company carried an obligation to issue common shares in the amount of $15,000. On October 28, 2011, in exchange for the issuance of 10,000 shares of common stock, Granite agreed to limit its sales of the Company’s common stock to the greater of 20% of the total trading volume on a given day or 20% of the average trading volume over the five previous trading days until the Company’s common stock trades above $0.20 per share.  In addition, Granite agreed to waive any defaults with regard to the Granite securities.

On November 3 and 11, 2011, Granite provided additional notices of conversion to convert $12,000 and $16,000 of principal into 600,000 and 800,000 shares of common stock, respectively, at the conversion price of $0.02 per share.  As of the date of these financial statements, the balance outstanding on the note was $131,900.

Lanktree – Note 1. On September 28, 2007, the Company issued a promissory note to Lanktree Consulting Corporation (“Lanktree” or “Lender 1”) in the aggregate principal amount of $267,500 (“Note 1”) and received cash proceeds in the sum of $250,000.  All principal and interest accruing under Note 1 was due March 28, 2008.  The Company did not meet its obligations under this note and as a result entered into an event of default.  For failure to pay principal or interest on the due date or to perform on the conditions contained in Note 1, Lanktree, at its option, had the option to declare the entire unpaid balance of principal and interest immediately due and payable.  As a result of the event of default, interest was accruing at the rate of 6.0% per month on the unpaid obligation and was payable in cash and shares of our common stock.  The Company disputed Lanktree’s calculation of principal and interest, primarily with regard to the compounding of interest and the monthly addition to principal for unpaid interest.

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

In May 2011, Lanktree transferred $50,000 of principal but none of the accrued interest on this obligation to a third party who converted the principal into 500,000 shares of common stock at an exchange rate of $0.10 per share.  Prior to the transfer and conversion, Lanktree had the right to convert at $0.80 per share.  Therefore, on the conversion date, the Company recognized a charge to interest expense in the amount of $74,375. As of September 30, 2011, the principal outstanding on Note 1 is $330,000.  The Company has not met its amended due dates for the payment of principal and interest, and therefore Note 1 remains in default.

 AMERICAN SCIENTIFIC RESOURCES, INCORPORATED
NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2011

In October 2011, Lanktree transferred $125,000 of principal on this obligation to a third party.  On October 7, 2011, and November 11 and 15, 2011, $25,000, $15,000 and $5,400 of this principal was converted into 477,783 shares, 870,827 shares and 380,825 shares of common stock at conversion rates of $0.05233, $0.01723 and $0.00945, respectively.  As of the date of these financial statements, the principal outstanding on Note 1 is $205,000, and the principal due to the third party is $79,600.

Lanktree - Installment notes.  On July 13, 2010, the Company entered an agreement with Lanktree whereby the Lanktree agreed to advance $300,000 to the Company in five consecutive monthly installment of $60,000 each in exchange for convertible notes with one year maturities bearing interest at 8% per annum, payable monthly.  During the third and fourth quarters of 2010, the Company entered into five convertible note agreements and received aggregate proceeds of $300,000.  Each note was convertible at any time after six months from the date of issuance until maturity of the installment note at the option of the holder at a fixed conversion price of $0.80 per share (now adjusted to $0.10 per share).  In July, August and September 2010, the Company received three installments of $60,000 for an aggregate of $180,000.  In October 2010, the Company received $90,000 of cash proceeds on the fourth installment note and on October 14, 2010 issued 5,000,000 shares valued at $45,000, in consideration for advance payment of $30,000 on the fifth installment note.  The value of the shares was charged to interest expense.  In November 2010, the Company received cash proceeds of $30,000 completing the fifth installment note agreement.  Principal and interest on certain of these notes was not paid timely and therefore these notes are in default.

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

On September 26, 2011, the Company entered into a $150,000 note agreement with Lanktree in exchange for $50,000 in cash and capitalization of $100,000 of accrued interest on various Lanktree notes (including Note 1, the Lanktree Installment notes, the Lanktree short-term notes and the Lender 4 note).  This $150,000 note bears interest at 12% per annum and matures on March 26, 2012.  As additional consideration for entering into the note agreement, the Company agreed to issue 1,500,000 shares of common stock and reduce the conversion prices on all Lanktree convertible notes to $0.10 per share.  These shares were valued at $81,507 based on the closing price of the Company’s common stock.  This note also contains a provision whereby should any other common stock be issued for less than $0.10 per share, the conversion price would convert to the lower price.  As result of this provision, the Company determined that the conversion feature was a derivative.  After applying the Black Scholes option pricing model, the Company determined that the fair value of the conversion feature was $102,255 on the date of issuance of the note and accordingly recorded a derivative liability of this amount.  The Company recorded at debt discount related to the relative fair value of the shares and the conversion feature in the amount of $150,000, the face value of the note, with the excess of $33,762 to interest expense.  The discount will be amortized over the life of the loan.  For the period ended September 30, 2011, the Company amortized $3,333 of this discount.  See Note 9– Derivative Instruments for the 2011 changes to the fair values of the derivative liability related to the conversion feature.

The reduction of the conversion prices on the various Lanktree loans (including Note 1, the Lanktree Installment notes, the Lanktree short-term notes and the Lender 4 note) to $0.10 per share was deemed to constitute a significant modification in terms (in excess of 10% when comparing the fair value of the old notes with the fair value of the new notes), and therefore an extinguishment of debt.  Accordingly, the Company accounted for the reduction of the conversion prices at the fair value of the new debt.  The Company determined the fair value of the new debt on September 26, 2011 to be $1,313,465 (determined by adding the present value of the principal, interest and an estimate of the fair value of the incremental conversion features for each loan using the Black Scholes option pricing model, and using the closing trading price on September 26, 2011 of $0.119 per share, the conversion price of $0.10, and assuming maturity of one year, a stock price volatility of 167.88%, and a risk free rate of $0.10), and recorded a loss on extinguishment of debt in the amount of $564,465 with an offset to debt premium.  The debt premium will be amortized over the 6 month term of the $150,000 loan.  For the period ended September 30, 2011, the Company amortized $12,474 of the debt premium, leaving the balance outstanding of the note and the unamortized premium at $551,990 at September 30, 2011.

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

AMERICAN SCIENTIFIC RESOURCES, INCORPORATED
NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2011

Lender 4.    In May 2011, the Company entered into a $50,000 convertible note with a partnership affiliated with Lanktree.  This note matured on August 4, 2011.  The note bears interest at 12% per annum payable monthly.  In the event of default, the note bears interest at 3% per month in cash and 3% per month in the equivalent of common shares.  The note is convertible at the option of the holder at a conversion price of $0.30 per share.  In conjunction with the issuance of the note, the Company issued 20,000 common shares to the lender.  Based on the relative fair value of the note principal and common shares, the Company recognized a debt discount in the amount of $3,358, which has now been amortized in full to interest expense.  In addition, the Company issued an additional 20,000 common shares to Lanktree for facilitating the loan.  These shares were valued at $5,000 on the date of issuance and were charged to other expense.  As principal was not paid at maturity and no repayments arrangements have been made with the lender, this loan is currently in default.

Dilution adjustments.  On September 16, 2010, the Company granted Lanktree the right to convert the principal balance outstanding on Note 1 in the amount of $580,000 into shares of common stock at a conversion price of $0.80 per share (after the 200-to-1 reverse stock split).  As a result of anti-dilution provisions in various other debentures and warrant agreements, conversion prices related to the first and second quarter 2010 convertible debentures adjusted to $0.080 per share, and exercise prices related to warrants issued with the first, second and third quarter debentures adjusted to $0.080 per share.  The anti-dilution provisions also triggered the issuance of 228,125 warrants ( after the 200-to-1 reverse stock split) with an exercise price of $0.080 (after the 200-to-1 reverse stock split).  At issuance, these additional warrants had approximately a six and two-thirds year term to match the remaining term of the originally issued warrants.  On September 16, 2010, the Company determined the aggregate fair values of the additional warrants to be $410,592.

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

 AMERICAN SCIENTIFIC RESOURCES, INCORPORATED
NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2011

See Note 10 – Derivative Instruments for the 2011 changes to the fair values of the derivative liabilities related to the conversion features and the warrants.

Promissory notes payable

Lender 2. On October 22, 2007, the Company issued a promissory note to a lender (“Lender 2”) in the aggregate principal amount of $262,500 (“Note 2”) and received cash proceeds from Lender 2 in the sum of $250,000.  A current member of our Board of Directors is indirectly related to Lender 2.  Effective December 31, 2009, the Company entered into a release agreement whereby Lender 2 released the Company from all principal and interest obligations under Note 2 in exchange for the Company’s commitment to file a registration statement with the SEC and to compensate Lender 2 should Lender 2 be unable to sell up to 88,000,000 million of its shares (440,000 shares after consideration of the 200-to-1 reverse stock split)  above an average price of $0.01 per share ($2.00 per share after consideration of the 200-to-1 reverse stock split) over an eleven week period after the registration statement becomes effective.  The maximum amount due by the Company under the release agreement is $350,000.  On January 14, 2011, the Company’s registration statement with the SEC became effective.  As of the date of these financial statements, none of the shares subject to the release agreement had been sold, and as of September 30, 2011, the $350,000 carried as an other current liability remains outstanding.  In accordance with the release agreement, the Company began accruing interest on the $350,000 balance due at 10% per annum beginning April 1, 2011.

Second Quarter 2011 Inventory loans. During May and June 2011, the Company entered into ten note agreements with various lenders in the aggregate principal amount of $785,000.  These notes were secured by 70,000 units of the Company’s Vera Temp thermometers and accounts receivable related to these units.  These notes mature six months from the date of issuance, collection of the accounts receivable or upon a new financing event in excess of $200,000, whichever occurs first.  The notes bear interest at 8% per annum payable at maturity.  In conjunction with the issuance of these notes, the Company issued an aggregate of 494,643 warrants to lenders and 301,786 warrants as commissions to others for arranging these financings.  The value of these warrants was determined using the Black-Scholes pricing model on their respective dates of issuance as $169,784 to the lenders and as $112,589 as commissions.  The aggregate value of the commissions was capitalized as a prepaid expense at the time of issuance to be amortized over the lives of the loans.  For the period ended September 30, 2011, the Company amortized $ of commissions and such amount is included in other expenses in the accompanying Statement of Operations.  Based on the relative fair value of the notes’ principal and warrants issued to the lenders, the Company recorded aggregate discounts on these notes in the amount of $135,857 with offsets to additional paid in capital.  During the periods from issuance to September 30, 2011, the Company amortized an aggregate of $95,014 of the discounts to interest expense leaving $40,843 as the aggregate value of the unamortized discounts at September 30, 2011.  As of September 30, 2011, $75,000 of principal had been paid on theses leaving principal outstanding of $710,000.  The carrying value of these notes amounted to $669,157 as of September 30, 2011.

On August 3, 2011, one note holder relinquished their security interest and waived rights to a cash payment made by a European distributor in the amount of $46,685.  In exchange, this noteholder and a placement agent each received 50,000 seven year stock warrants exercisable at $0.0001 per share as consideration for the release valued at $27,000.  The Company used this cash for operations and remains liable for the $46,685 plus accrued interest (amount included in the $710,000 of principal outstanding).  At September 30, 2011, the Company is in default on $50,000 of principal due on these loans.  As of the date of these financial statements, the Company entered into default on an additional $420,000 of these notes.

AMERICAN SCIENTIFIC RESOURCES, INCORPORATED
NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2011

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

On March 6, 2009, the Company entered into a Settlement Agreement with the Vendor (the “Settlement Agreement”), whereby the parties agreed to termination of the existing distribution agreement as amended, payment terms with regard to sold and unsold product, new terms with regard to sales and distribution of existing product, mutual releases of claims against one another, and modification to certain indemnity provisions (see Note 10 – Commitment and Contingencies regarding litigation between a competitor, Tecnimed and the Company), among other provisions.  As part of the Settlement Agreement, the Company agreed not to make any cash distributions to shareholders, officers, directors and employees (apart from ordinary salary), and pay the Vendor 30% of any capital raised (excluding any financing for working capital), until the obligation to the Vendor has been fully satisfied.  Further, the Company agreed to an even split of cash received from customers until the debt is paid in full.  In addition, the Vendor agreed to waive all penalties, fees and interest above 6% compounded annually, with respect to the notes, and forbear collection proceedings for 18 months from the date of the Settlement Agreement provided the Company remained in compliance with the obligations within the Settlement Agreement.  The Vendor also has a lien on product titled to the Company at an independent warehouse location and requires specific authorization prior to release of such product to the Company.  As of September 30, 2011 and December 31, 2010, the Company deemed principal in the amount of $163,947 plus accrued interest to be in default.  As of September 30, 2011, accrued interest amounted to $86,929.

As discussed in Note 10 – Commitment and Contingencies, on September 21, 2010, the Vendor filed a complaint against the Company and its Kids-Med subsidiary, alleging breach of non-compete agreement and that the Company infringed on the Thermofocus trademark and trade dress.  In addition, the complaint alleges that the Company sold Thermofocus units in an unauthorized manner resulting in a breach of contract.  Further, the complaint alleges that the Company is in default on the payment of $209,802 of principal and $88,867 of interest then outstanding under the notes due Tecnimed.

Short-term advance.  On November 5, 2005, the Company received $300,000 from a shareholder and former service provider (“Service Provider 1”) as a short term cash advance.  No agreement was entered into regarding the payment of principal and interest.  As of September 30, 2011, the principal due on this loan amounted to $289,500, and is deemed by the Company to be in default.

Service Provider 2 loan.  On July 19, 2011, the Company entered into a settlement and release agreement with a consultant whereby the Company agreed to issue a $70,000 note maturing two years from the date of issuance and bearing interest at 4% per annum payable at maturity.  The Company had previously accrued approximately $28,000 of the note amount and the expensed the remaining $42,000 on the settlement date.

Purchase order financing facility. In July 2010, the Company entered into a revolving facility for borrowing up to $3.0 million to fund the purchase of inventory products upon receipt of confirmed purchase orders from customers.  As of September 30, 2011, no amounts had been advanced under this facility.

 AMERICAN SCIENTIFIC RESOURCES, INCORPORATED
NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2011

A summary of principal due on promissory notes payable as of September 30, 2011 and December 31, 2010 is as follows:

	September 30,	December 31,
	2011	2010

Granite Financial, in default	$20,000	$160,000
Less unamortized discounts	-	(14,385)
2Q 2011 Inventory loans	710,000	-
Less unamortized discounts	(40,843)	-
Tecnimed, in default	163,947	163,947
Service Provider 2	70,000	-
Service Provider 1, in default	289,500	289,500
	$1,212,604	$599,062

Related party advances and notes

On July 30, 2007, the Company received cash and issued a promissory note to a relative of our chief executive officer in the principal amount of $125,000.  Interest accrued on this note at a rate of 24% per annum and was to be paid monthly.  All principal and accrued interest was due on or before October 30, 2007.  The Company has not made the required principal and interest payments and has been negotiating with the holder to amend the payment terms of the note, which would include a waiver of default for the required payments that have not been made.  In the event of default, the note calls for interest at 36% per annum.  The loan was collateralized by 5,300 units of the Company’s thermometer product held for resale.  As of September 30, 2011 and December 31, 2010, the outstanding balance was 99,250.  The Company has recorded accrued interest payable amounting to $110,870 at September 30, 2011, at the rate of 24% per annum as the Company believes it will not be obligated to pay the default rate of interest.  Had the Company accrued interest at the default rate, accrued interest payable at September 30, 2011, would have been $154,670 and additional interest expense in the amount of $8,908 would have been recognized for the nine months ended September 30, 2011 and 2010.

During the years ended December 31, 2008 and 2007, two of the Company’s board members, and ASR Realty Group, LLC (“ASR”), an entity affiliated with a former board member, advanced funds to the Company for working capital on a non-interest bearing basis.  The principal balance due to the board members was $60,180 at September 30, 2011 and December 31, 2010.  One of these advances in the amount of $27,000 due to ASR is documented by a note and secured by accounts receivable, inventory and other assets of the Company, and should the balance not be paid on demand, interest shall accrue at 15% per annum.  As of September 30, 2011, the Company had accrued interest in the amount of $11,817 with regard to this note.

As of September 30, 2011, the Company deems principal due to related parties in the amount of $159,430 to be in default.  See Note 12 – Related Party Transactions for additional information on related party advances.

9.  DERIVATIVE INSTRUMENTS:

The Company generally uses the Black-Scholes pricing model to estimate the fair values of its derivative instruments.  Derivative instruments consist of variable conversion features from debt to common equity and variable exercise prices for warrants.  As of September 30, 2011, the Company used the following inputs in this model as appropriate for each derivative instrument:  no dividend yield, an expected volatility ranging from 130% to 279%, a risk-free interest rate ranging from 0.03% to 1.43%, and an expected life ranging from 0.38 to 5.80 years, the closing price of the Company’s common stock of $0.10 per share, and a conversion price or an exercise price ranging from $0.10 to $200.  At dates of issuance, the Company used input values as of such date.  A summary of the fair values of the Company’s derivative instruments based on this model as of September 30, 2011, respective issuance dates and as of December 31, 2010 is as follows:

 AMERICAN SCIENTIFIC RESOURCES, INCORPORATED
NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2011

	September 30,	At 2011	December 31,	At 2010
	2011	Grant Date	2010	Grant Date
Conversion features:
Lender 1 - $150,000 note	$78,542	$102,255	$-	$-
First quarter 2010 issuance	101,343	-	301,955	940,593
Second quarter 2010 issuance	85,241	-	141,522	281,251
Third quarter 2010 issuance	59,387	-	126,095	271,894
Total conversion features	324,513	102,255	569,572	1,493,738
Warrants:
First quarter 2010 issuance	9,991	-	87,958	311,488
Second quarter 2010 issuance	3,743	-	32,988	93,746
Third quarter 2010 issuance	2,495	-	21,994	54,997
2007 debentures - penalty warrants	1,028	1,250	10,810	9,787
Total warrants	17,257	1,250	153,750	470,018
Dilution warrants:
May 4, 2011 issuance	103,980	187,416	-	-
March 31, 2011 issuance	155,970	624,835	-	-
March 4, 2011 issuance	5,152	42,309	-	-
September 16, 2010 issuance	22,784	-	200,702	410,592
November 16, 2010 issuance	7,850	-	69,122	72,274
Total anti-dilution warrants	295,736	854,560	269,824	482,866
Commitments to issue common shares in excess of amount authorized	-	-	125,377	various
	$637,506	$958,065	$1,118,523	$2,446,622

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

10.  COMMITMENTS AND CONTINGENCIES

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

AMERICAN SCIENTIFIC RESOURCES, INCORPORATED
NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2011

On September 21, 2010, Tecnimed filed a complaint against the Company and its Kids-Med subsidiary in U.S. District Court for the Southern District of New York, alleging breach of a non-compete agreement and infringement on the Thermofocus trademark and trade dress.  Further, the complaint alleges that the Company is in default on the payment of $209,802 of principal and $88,867 of interest under the notes due Tecnimed.  (Since the initial filing of the complaint, a customer of the Company has paid Tecnimed approximately $46,000, which the Company applied as a reduction of principal.  As of September 30, 2011, the Company is carrying a principal balance due Tecnimed of $163,947 and accrued interest of $86,929.)  The Company has countersued Tecnimed for breach of the Settlement Agreement that the parties had entered into in 2009.  On January 18, 2011, the U.S. District Court for Southern New York granted Tecnimed’s request for a preliminary injunction and ordered the Company to stop selling the Vera Temp in the allegedly infringing package and to recall the product in the contested packaging from customers.  On February 11, 2011, after Tecnimed posted a $130,000 preliminary injunction bond with the Court to compensate the Company in the event Tecnimed does not prevail in this action, the Company sent recall notices out to its customers.  The Company also complied with this injunction by changing its retail package to reflect the order of the Court.  For the nine months ended September 30, 2011, the Company reversed previously recognized revenues from sales in the allegedly infringing package in the amount of $84,208.  The Company now ships the thermometer to customers in its new, Court-approved package.  The Company has incurred approximately $30,500 of direct costs specifically related to the recall, including shipping and repackaging costs.  Of this amount, $5,500 was expensed during the second quarter of 2011 and the remainder was expensed as of December 31, 2010.  In addition, the recall caused lost sales which the Company would seek to recover from the preliminary injunction bond should it prevail in the case.  The Company has appealed the District Court’s preliminary injunction order to the United States Court of Appeals for the Second Circuit.  That appeal has been fully briefed and a decision is expected in the first quarter of 2012.  The Company has acknowledged the outstanding note and interest owed to Tecnimed, yet seeks to offset those amounts by the damages caused by Tecnimed’s breach of the Settlement Agreement.  Tecnimed is seeking additional damages caused by the Company’s use of the allegedly infringing packaging.  Based on advice of counsel, the Company does not believe it has significant exposure because Tecnimed had no material amount of sales in the United States at the time.  Finally, Tecnimed is alleging it is entitled to recover its attorneys’ fees under the “exceptional case” provisions of the Lanham Act.  Based on the advice of counsel, the Company believes that it is unlikely that this case would be deemed an exceptional case.

The Company has, and may in the future, become a party to various claims, complaints and legal actions arising in the ordinary course of business.  In the opinion of management, after consulting with counsel, there are currently no additional legal matters that would have a further material adverse effect on the financial statements of the Company taken as whole as of September 30, 2011.

Employment agreements. In conjunction with the Disintegrator acquisition (See Note 7 –  Patent, Contingent Note Payable and Contingent Compensation), the Company entered into a ten year employment agreement with a former executive and majority owner of Safeguard in addition to contingent compensation per the asset purchase agreement.  The employment agreement calls for a base salary of $10,000 per month beginning upon the receipt of $500,000 of combined new capital and revenue, and $20,000 per month beginning upon the receipt of $2,500,000 of combined new capital and revenue.  The $20,000 per month base salary began accruing January 1, 2011.  The employment agreement may be terminated by the executive in the event of default with prior notice, and by the Company for cause, or death or permanent disability of the executive.  During the nine months ended September 30, 2011, the Company expensed $180,000 of base salary related to this agreement.  At September 30, 2011, approximately $50,000 of base salary was unpaid.

AMERICAN SCIENTIFIC RESOURCES, INCORPORATED
NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2011

Effective April 5, 2007, the Company entered into an employment agreement with our chief executive officer.  This agreement continues until (i) another chief executive officer is appointed by a majority of our Board of Directors, (ii) either party terminates in accordance with the provisions of the agreement, or (iii) his death or permanent disability.  The agreement calls for a minimum salary of $10,000 per month plus additional cash and stock compensation upon the achievement of various milestones.  The Company has not made certain cash payments due under the agreement.  During the nine months ended September 30, 2011, the Company expensed $90,000 related to this agreement.  As of September 30, 2011, $380,000 has been accrued as compensation payable.  This employment agreement also called for the issuance of 2,500 fully-vested, restricted shares of the Company’s common stock upon execution.  As of September 30, 2011, the shares had not been issued, however the Company has accrued $70,000 as an obligation to issue shares based on the closing price on the date of grant.

On March 1, 2010, the Company entered into a five year employment agreement with an executive. The employment agreement calls for the monthly award of restricted shares of our common stock equivalent to $15,000 per month based on the average closing price for the month plus a 2% cash bonus for sales collected through June 30, 2010.  Beginning on the later of July 1, 2010, or date the Company’s registration statement with the SEC becomes effective, the executive shall be entitled to a base salary of $12,000 per month, plus a 2% cash bonus for sales collected and a 2% common stock bonus for sales collected.  The Company’s registration statement with the SEC became effective on January 14, 2011.  The shares issuable for the stock bonus shall be determined based on the five day average closing price prior to the collection of the sale.  The agreement also calls for the reimbursement of expenses including payment to the executive of up to $650 per month for office space.  During the nine months ended September 30, 2011, the Company has paid $108,000 in accordance with this agreement.

Service agreements.  Beginning January 1, 2010, the Company and a marketing consultant entered into an amended agreement, whereby the consultant is entitled to receive warrants valued up to $1,987,500 based upon the execution of certain licensing agreements and upon the achievement of certain collected revenue targets.  Upon achievement of the targets, warrants equivalent to the first $200,000 shall be issued based on the 30 day trailing weighted average price of the Company’s common stock.  The exercise price is to be determined as 50% of the 30 day trailing weighted average price.  All warrants are exercisable over 5 years from the date of issuance.  Upon achievement of subsequent targets, beginning at $2,000,000 of revenues collected, warrants equivalent of up to $1,787,500 shall be issued based on the 30 day trailing weighted average price and an exercise price equal to the 30 day trailing weighted average price.  The Company will account for warrants issuable when the targets are met.  In addition, the consultant is entitled to a cash fee of $5,000 per month, plus reimbursement of out-of-pocket expenses, for services rendered through the conclusion of the agreement in August 2019.  The fee is subject to escalation upon the achievement of certain collected revenue targets as a result of the consultant’s efforts.  For the year ended December 31, 2010, the Company had incurred $131,903 for fees and expenses related to this amended agreement and paid $72,424.  In January 2011, the Company and the consultant settled all amounts due through December 31, 2010, for the issuance of 12,000,000 shares of our common stock, $15,000 in cash and $2,480 of expenses.  The shares were valued at $35,000 based on the value of unpaid services in accordance with the agreement between the parties.  The 12,000,000 common shares (equivalent to 60,000 shares after the 200-to-1 reverse stock split) were issued on January 21, 2011. During the nine months ended September 30, 2011, the Company accrued cash fees of $45,000 related to this agreement.  On July 27, 2011, the Company issued 72,727 common shares as payment for the $15,000 cash piece within the 2010 year end settlement.

On September 3, 2011, the Company agreed to pay up to 7% of sales and 10% of investment funds received from direct introduction by a consultant.  In addition, the Company agreed to issue 150,000 cashless warrants that may be converted into an equivalent amount of common shares.  These warrants are issuable to 4 individuals associated with the consultant and are contingent upon the sale or investment of $50,000 resulting from the work of the consultant.

AMERICAN SCIENTIFIC RESOURCES, INCORPORATED
NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2011

Purchase and sale agreements.  From time to time, the Company enters into agreements to purchase components and finished products for resale.  The purchase agreements have various durations and require the Company to purchase certain minimum quantities.  As of September 30, 2011, the Company had advanced $36,900 to a vendor is committed to pay an additional $86,100 prior to shipment of the product.

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

Sales of common shares and warrants. In March 2011, the Company sold 15,000 shares of common stock and issued warrants to purchase 400,000 shares of common stock (shares and warrants after consideration of the 200-to-1 reverse stock split) for cash proceeds of $60,000 and paid professional fees of $3,000 related to this transaction.  The shares were valued at $4,500, or $0.30 per share.  The warrants have an exercise price of $0.0001 and expire seven years from the date of issuance.  The Company valued the warrants on the date of sale using the Black- Scholes pricing model at $153,000, but did not record this value.

In June 2011, the Company sold an aggregate of 242,424 shares of common stock for cash proceeds of $50,000.  In July 2011, the Company sold an aggregate of 218,181 shares of common stock to three investors for cash proceeds of $45,000.

Warrants for common shares. During the nine months ended September 30, 2011, the Company granted or sold an aggregate of warrants to purchase an equivalent number of shares of common stock.  These warrants are exercisable over five to seven years and have exercise prices that vary from $0.0001 to $200 per share.   In June 2011, a warrant holder exercised warrants to purchase 224,108 common shares for $22 at $0.0001 per share.  The Company issued these shares on July 19, 2011.  A summary of the status of the Company’s outstanding common stock warrants as of and for the nine months ended September 30, 2011, excluding warrants issuable as contingent compensation, is as follows:

		Weighted	Proceeds	Weighted
	Warrants	Avg. Exercise	Upon	Avg. Remaining
	Exercisable	Price	Exercise	Life in Years

Balance December 31, 2010, adjusted for 200-to-1 reverse stock split	561,115	$8.72	$4,892,989	5.67
Granted/Sold	4,405,333	0.18	778,875	5.60
Exercised	(224,108)	0.00	(22)	-
Cancelled/Expired	(3,500)	160.00	(560,000)	-
Balance September 30, 2011	4,738,840	1.08	$5,111,842	5.79

As of September 30, 2011, warrants to purchase shares of the Company’s common stock contain a cashless exercise option based on the fair market value of the Company’s stock on the date of exercise.  Warrants to purchase shares of the Company’s common stock contain provisions, whereby the exercise price for the warrants adjusts proportionally with additional sales of equity below certain prices.  All warrants outstanding at September 30, 2011, contain other anti-dilution provisions should the Company become re-capitalized, incur adjustments for any reorganization, consolidation or merger, and other rights offering participation.

AMERICAN SCIENTIFIC RESOURCES, INCORPORATED
NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2011

Equity purchase agreement and issuance of Series A preferred stock. On February 3, 2011, the Company entered into an equity purchase agreement (the “Purchase Agreement”) with Southridge Partners II, LP (“Southridge”).  Pursuant to the Purchase Agreement, Southridge agreed to purchase from the Company, for a period of up to 24 months commencing on the effective date of a registration statement filed by the Company for resale of the shares, up to $10,000,000 worth of shares of the Company’s common stock.  The purchase price for the shares of common stock sold will be equal to 92% of the average of the lowest 2 daily closing prices for the 5 trading days immediately following the date on which the Company is deemed to provide a put notice under the Purchase Agreement.  The maximum amount of common stock that Southridge shall be obligated to purchase with respect to any single closing under the Purchase Agreement will be the lesser of $500,000 or 250% of the average dollar trading volume of the Company’s common stock for the 20 trading days immediately preceding the date on which the Company provides a put notice under the Purchase Agreement.  To date, the Company has not completed the registration process and therefore is unable to put shares under the Purchase Agreement.

Upon execution of the Purchase Agreement in February 2011, the Company issued Southridge a five-year warrant to purchase 25,000,000 shares of common stock (125,000 shares after consideration of the 200-to-1 reverse stock split) at an exercise price of $0.00615 ($1.23 per share after consideration of the 200-to-1 reverse stock split), which may be exercised on a cashless basis if there is no effective registration statement for the resale of shares of common stock underlying the warrant six month following the issuance.  These warrants were valued using the Black-Scholes pricing model at $112,303 and were expensed as other expense in consolidated statement of operations

The Company agreed to issue to its management and directors a series of preferred stock with voting rights sufficient to grant such holders the ability to vote in favor of an increase in the Company’s authorized common stock and/or a reverse split of the outstanding shares of common stock.  Accordingly, on February 4, 2011, the Company issued to each of its four directors 12,500 shares each of its Series A Preferred Stock.  On February 11, 2011, the Company increased the number of authorized shares of its common stock from 2.5 billion to 5.0 billion.  In the aggregate, the Company issued 50,000 of its Series A Preferred Stock, which gave each of the holders 100,000 votes for each share of preferred stock owned.  The Series A Preferred Stock is non-participating in any dividends, is not convertible and has a liquidation provision on a pari passu basis with the common shares.  The four members of the Company’s Board of Directors jointly held 5.0 billion votes immediately before and after the 200-to-1 reverse common stock split.  As of the date of issuance, an independent valuation specialist determined the 50,000 shares of Series A Preferred Stock to be $12,800, and the Company recognized compensation expense to the directors accordingly.

Share Based Compensation

Common stock issued for services to non-employees.  During the nine months ended September 30, 2011, the Company issued 3,677,141 shares of its common stock to various service providers for legal, public relations and accounting services.  These shares were valued in the aggregate at $972,466 based on the closing price of the Company’s common stock on their respective dates of issuance.  Included in these share issuances were 390,000 common shares valued at $244,800 which were issued in satisfaction of trade payables as the expense for services was recognized last year.

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

AMERICAN SCIENTIFIC RESOURCES, INCORPORATED
NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2011

On September 14, 2011, the Company approved and registered with the SEC an additional 5,000,000 shares of common stock under the American Scientific Resources 2011 Incentive Stock Plan.  To date, the Company has awarded 4,480,000 shares of the 5,000,000 shares approved.

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

Obligation to Issue Common Shares

A summary of the Company’s obligations to issue common shares as recorded in these consolidated financial statements at September 30, 2011 and December 31, 2010, is as follows:

	September 30, 2011		December 31, 2010
	Common	Obligation Date	Common	Obligation Date
	Shares	Fair Value	Shares	Fair Value

Shares issuable as compensation	2,500	70,000	2,500	$70,000
Shares issuable from notice of conversion	750,000	15,000	-	-
	752,500	$85,000	2,500	$70,000

As discussed in Note 8 – Notes Payable – Granite Financial – notes, the Company received notices of conversion for an aggregate of $15,000 of principal for conversion into 750,000 common shares at a rate of $0.02 per share in September 2011.  These shares were issued in October and November 2011.
At September 30, 2011, the Company has potentially dilutive securities consisting of convertible securities, commitments, warrant agreements, employment agreements and other agreements that could obligate the Company to issue up to 30,792,252 additional common shares, including the amounts in the above table,.

12.  RELATED PARTY TRANSACTIONS

As discussed in Note 8 – Notes Payable, a current member of the Company’s Board of Directors directly owns notes convertible in common shares, and warrants to purchase common shares.  In addition, this director is indirectly related to Lender 2 and other holders of convertible notes.

As discussed in Notes 7 and 10 above, the Company entered into an asset purchase agreement and an employment agreement with a former executive and majority owner of the Seller of the Disintegrator patent.  These agreements call for additional consideration and compensation payments based on the achievement of certain revenue and capital targets.

AMERICAN SCIENTIFIC RESOURCES, INCORPORATED
NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2011

13.  SUBSEQUENT EVENTS

The following is a summary of significant events impacting the Company for the period from October 1, 2011, through the issuance of these financial statements in addition to subsequent events described in the footnotes above.

On October 4, 2011, the Company acknowledged an agreement between Lanktree Consulting Corporation and Southridge Partners II, LP whereby Lanktree transferred $125,000 of principal related to the $580,000 convertible note to Southridge for cash.  After this transfer and other Lanktree conversions of $250,000 to common stock, the balance of the note due Lanktree is $205,000.  On October 7, 2011, Southridge converted $25,000 of principal into 477,783 shares of common stock.  The conversion was at a rate of $0.0523.  On November 11, 2011, the Company issued 870,827 shares of common stock to Southridge for conversion of $15,000 of principal on their outstanding note ($0.017225 per share).  On November 15, 2011, the Company issued 380,825 shares of common stock to Southridge  for conversion of $5,400 of principal ($0.01418 per share).  The balance of the note after these conversions was $79,600.  On November 11, 2011, the Company issued 221,518 shares of common stock to Southridge to compensate them for a drop in the share price from the time of their notice of conversion dated October 4, 2011, to the actual issue date of the shares.

On October 11, 2011, the Company issued 265,290 shares of common stock to Lanktree Consulting Corporation valued at $32,720 for interest and default penalty interest accrued through October 4, 2011 on five convertible notes.

On October 11, 2011 the Company issued Exchange Agreements to four private investors who in the aggregate invested $145,000.  These Exchange Agreements converted private placements to two year convertible debentures with an interest rate of 4% per annum paid at maturity and with a conversion price of $0.10 per common share.  The Company formally cancelled the previously issued shares on November 12, 2011.

Effective October 19 and 21, 2011, the Company issued 1,200,000 common shares to two consultants valued at $85,480 based on the closing price of the Company’s common stock on the date of issuance.

On October 31, 2011, the Company issued 767,544 shares of common stock to a new investor for conversion of $17,500 of principal at an exchange price of $0.0228 per share.  The investor had acquired $170,000 of principal from two of the Company’s noteholders on October 26, 2011.  On November 16, 2011, the Company issued 797,448 shares of common stock to this investor for conversion of $10,000 of principal at an exchange price of $0.01254 per share.  The balance of the new note after these conversions was $142,500.

On November 3, 2011, the Company issued 1,000,000 shares of common stock for legal services value at $28,100 based on the closing trading price for the Company’s common stock on the date of issuance.

On November 9, 2011, the Company issued 1,122,679 shares of common stock to Mammoth Corporation at a conversion price of $0.0168 per share for conversion of principal and interest in the amount of $18,681.  Mammoth had acquired $37,500 of principal plus accrued interest outstanding on a portion of the 2007 subscription agreement debentures.  After this conversion, the principal balance outstanding on the 2007 subscription agreement debentures is $760,000.

AMERICAN SCIENTIFIC RESOURCES, INCORPORATED
NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2011

Cash Procedures with regard to Sales of Products Secured by the Second Quarter 2011 Inventory Notes.  Beginning on October 20, 2011, the Company assigned certain of its accounts receivable and instructed customers who received product secured by the Second Quarter 2011 Inventory Notes to remit cash payments directly to Acqua Wellington Opportunity LP (“Acqua”).  Acqua shall disburse funds received among the noteholders on a pro rata basis.

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

Plan of Operation

We provide healthcare and medical products distributed globally primarily to retail drug chains, retail stores specializing in sales of products for babies, medical supply dealers and over the internet.  Effective January 1, 2011, the Company closed the accounts of Kidz-Med, Inc. and made the subsidiary inactive.  The Company currently sells all products through the parent company, American Scientific Resources, Incorporated (“ASRI”), utilizing the VeraTemp®, VeraTemp+®, Disintegrator®, DisintegratorPlus® and Kidz-Med brand names.  The Company’s financial statements include the accounts of ASRI for the three and nine months ended September 30, 2011, the consolidated accounts of ASRI and Kidz-Med, Inc. for the three and nine months ended September 30, 2010.

The Company is currently selling its products, primarily the VeraTemp® and VeraTemp+® thermometers, and private label versions of the VeraTemp products, through retailers and internet sites such as Amazon.com, Walmart.com, C&S Grocers, CVS Pharmacy, CVS.com, Diapers.com, Duane Reade, Bartell Drugs, Fred Meyer, Price Chopper, Pamida and through wholesalers and medical supply dealers such as Cardinal Health, Amerisource Bergen, School Health and Henry Schien..  The Company has recently shipped product to, or entered into agreements with, foreign distributors located in Canada, Chile, France, Israel, Lebanon, Thailand and the United Kingdom.

The Company received and shipped its first 2,000 unit order of the VeraTemp thermometers in September 2010.   In the year since September 2010, the Company has received, assembled and shipped approximately 38,000 units.  As of September 30, 2011, approximately 8,000 units are pending assembly or in transit from the Company’s primary supplier in China, and approximately 4,000 units are in finished goods inventory awaiting shipment.  A deposit of $39,600 has been placed with the supplier to procure 10,000 additional units.

The Company began assembly and packaging of both the VeraTemp thermometers and the Disintegrator Plus® during 2010.  The Company was conducting such assembly and packaging at, and fulfilling most retail, wholesale and internet orders from, a warehouse facility located in Chagrin Falls (near Cleveland), Ohio.  During the second quarter of 2011, the Company moved its assembly and packaging operations to a warehouse facility in Boca Raton, Florida.

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

Operations have been funded primarily by issuances of debt secured by trade receivables and inventory, unsecured and convertible debt, issuances of the Company’s common stock and revenue generated from sales of the Company’s products.  Current and future operations are expected to be funded from sales of the Company’s products and new investments.  To the extent that any excess cash is generated from operations, it has been, and will continue to be, used for the payment of debt and other trade obligations.  Management believes that, based on the anticipated level of sales, and continued support through reasonable and accommodating credit terms from vendors, debt holders and other creditors, the Company can continue operating in the short-term.  Over the last three years, the Company used proceeds from debt financings and sales of shares of its common stock to develop and distribute the Company’s VeraTemp thermometers and the DisintegratorPlus®.  Proceeds from any future sales of the Company’s securities are also expected to be used primarily for product development, distribution and operating expenses.  During the nine months ended September 30, 2011, the Company secured $785,000 of new financings secured by trade receivables and inventory, $155,000 of unsecured financings and $155,000 from sales of its common stock and warrants.  The Company may continue to offer its securities as payment for services and other obligations.

Results of Operations

For the Three Months Ended September 30, 2011 Compared to the Three Months Ended September 30, 2010

	Three Months Ended		Three Months Ended
	September 30,		September 30,
	2011	2010	$	%

Product sales, net	$439,644	$265,810	$173,834	65.4%
Cost of goods sold	(333,559)	(139,536)	(194,023)	139.0%
Inventory adjustment	-	(122,744)	122,744	-100.0%
Gross profit	106,085	3,530	102,555	2905.2%

Operating, sales and administrative expenses	(669,241)	(1,158,440)	489,199	-42.2%

Net loss from operations	(563,156)	(1,154,910)	591,754	-51.2%

Other income (expense):
Interest expense	(479,708)	(393,325)	(86,383)	22.0%
Change in fair value of derivative instruments	2,257,627	69,666	2,187,961	3140.6%
Loss on settlement of debt	-	-	-	-
Loss on extinguishment of debt	(2,227,437)	-	(2,227,437)	n/m
Beneficial conversion features	-	(580,000)	580,000	-100.0%
Amortization of debt premium	284,061	-	284,061	n/m
Charge resulting from triggered anti-dilution provisions within financial instruments	-	(416,794)	416,794	-100.0%
Other expenses	(56,295)	(18,500)	(37,795)	204.3%
Total other income (expense)	(221,752)	(1,338,953)	1,117,201	-83.4%

Net loss applicable to common shareholders	$(784,908)	$(2,493,863)	1,708,955	-68.5%

Net Sales

Net revenues from product sales for the three months ended September 30, 2011 were $439,644, an increase of approximately $174,000 or 65% from net revenues of $265,810 for the same period in 2010.  A majority of our revenues for the three months ended September 30, 2011 were derived from sales of the VeraTemp®, VeraTemp+® and private label versions of the VeraTemp thermometers, while sales for the same three month period in the previous year consisted of sales of the Thermofocus 5-in-1 thermometer.  During the same three month period last year, a majority of the Company’s sales were of the DisintegratorPlus® to Bayer Sante in France.  During the three months ended September 30, 2011 and 2010, substantially all sales were made to retailers, wholesalers and individuals over the internet.  The Company ceased actively selling the Thermofocus during 2010, and began discounting the remaining Thermofocus units carried in inventory during the second quarter of 2010.  An inventory adjustment of $122,744 was recorded during the third quarter of 2010 to write-down the book value or the Thermofocus inventory.  During the third quarter of 2010, the Company began selling and distributing its new VeraTemp® and VeraTemp+® thermometers, and its new DisintegratorPlus® needle and lancet destruction device.  The VeraTemp products have a lower cost of production than the Thermofocus and therefore a lower selling price.

For the three months ended September 30, 2011, approximately 19% of the Company’s net revenue was generated from sales of products through various online retailers (such as Amazon and CVS.com).   Sales to an international wholesaler and an internet retailer chain accounted for 26% and 12%, respectively, of our net revenue during the three months ended September 30, 2011.  No other single customer accounted for more than 10% of our revenue during the three months ended September 30, 2011.

The Company had several sales to international customers during the third quarter of 2011.  Approximately 29% of the Company’s sales during the three months ended September 30, 2011, were made to customers outside the United States.  International sales are expected to continue to grow in the coming year.  All such sales have been denominated in U.S. dollars.

Gross Profit

Gross profit for the three months ended September 30, 2011, was $106,085, up from a gross profit of just $3,530 for the same period in 2010.  Gross profit as a percentage of net revenue for the three months ended September 30, 2011, was 24% compared to 48% for the same three month period last year excluding the 2010 inventory adjustment in the amount of $122,744.  Contributing to the higher gross profit as a percentage of net revenue last year (adjusted for the inventory adjustment) was the sale of the DisintegratorPlus® units.  During 2010, the Company began phasing out distribution of the Thermofocus thermometer due in part to falling customer demand and high product costs, and began accepting orders for the new VeraTemp thermometers.  The Thermofocus thermometer had a higher selling point than the VeraTemp.  The Company has been discounting the VeraTemp product sales prices in an effort to open new markets.  In addition, the Company has incurred various charges for freight and assembly costs which, together with the sales price discounting, have reduced the gross profit for 2011.

Expenses

Operating, sales and administrative expenses amounted to $669,241 for the three months ended September 30, 2011, compared to $1,158,440 for the same period in 2010.  The reduced expenses of approximately $489,000, or 42%, resulted primarily from higher stock based compensation awarded during the third quarter of 2010.  During the third quarter of 2010, the Company awarded its four directors common shares valued at $400,000. The Company also incurred lower professional fees during the third quarter of 2011 versus the same period in 2010.

Interest Expense

Interest expense was $479,708 for the three months ended September 30, 2011, compared to $393,325 for the same three month period in 2010.   During the three months ended September 30, 2011, compared to the same period in 2010, we recognized additional interest expense due to higher principal outstanding and penalty interest due to defaults.  In addition, during the three months ended September 30, 2011, the Company recorded approximately $27,000 of interest expense related to the issuance of warrants related to the release of collateral securing a portion of the second quarter 2011 inventory notes.

Loss on Extinguishment of Debt

During the third quarter of 2011, the Company granted certain noteholders significantly lower conversion rates on existing debt in conjunction with renewals.  Primarily as a result of the reduced conversion rates, the Company determined that the modifications constituted an extinguishment of debt and accordingly recorded a loss on extinguishment of debt in the amount of $2,227,437.  The offset to the loss was considered a debt premium to be amortized over the life of the loan.  For the period through September 30, 2011, the Company amortized $284,061 of the debt premium.

Gains and Losses related to Debt Instruments and Derivative Liabilities

During the three months ended September 30, 2011, the Company’s trading price of its common stock fell significantly.  As the Company’s trading price is the primarily component in determining the fair value of the Company’s derivative instruments, the Company recorded a mark-to-market gain of $2,257,627 for the quarter ended September 30, 2011.

During the three months ended September 30, 2011, the Company granted certain conversion features which may adjust due to the issuance of shares below a stated price per share as part of a new $150,000 loan agreement.  As a result, these conversion features were determined to be derivatives and the Company recorded an additional derivative liability in the amount of $102,255.

In July 2010, the Company recognized a charge from the initial granting of a conversion feature during the renewal of debt.  The conversion price was favorable to the trading price of the Company’s stock on the day of grant of the conversion feature and therefore the Company recorded a charge of $580,000.

Net Loss

The net loss applicable to common shareholders was $784,908 for the three months ended September 30, 2011, compared to $2,493,863 for the same three month period in 2010.  As discussed above, the significantly less net loss was primarily due to (i) lower operating, sales and administrative expenses, (ii) gains from the change in the fair value of our derivative instruments, (iii) higher gross profits on sales of our products, offset by (a) losses on the extinguishment of debt, and (b) higher interest expenses.

For the three months ended September 30, 2011 and 2010, the basic and diluted loss per common share was $0.05 and $0.26, respectively, after adjustment for the 200-to-1 reverse common stock split.  The third quarter 2011 to third quarter 2010 comparison of net loss per common share is impacted by the approximate 68% increase in the weighted average number of shares outstanding due to the numerous issuances of common stock.

For the Nine Months Ended September 30, 2011 Compared to the Nine Months Ended September 30, 2010

	Nine Months Ended		Nine Months Ended
	September 30,		September 30,
	2011	2010	$	%

Product sales, net	$763,020	$578,961	$184,059	31.8%
Cost of goods sold	(568,756)	(316,348)	(252,408)	79.8%
Inventory adjustment	-	(185,938)	185,938	-100.0%
Gross profit	194,264	76,675	117,589	153.4%

Operating, sales and administrative expenses	(3,838,818)	(2,478,115)	(1,360,703)	54.9%

Net loss from operations	(3,644,554)	(2,401,440)	(1,243,114)	51.8%

Other income (expense):
Interest expense	(1,715,050)	(1,797,305)	82,255	-4.6%
Change in fair value of derivative instruments	1,439,082	932,624	506,458	54.3%
Loss on settlement of debt	-	(478,262)	478,262	-100.0%
Loss on extinguishment of debt	(2,227,437)	-	(2,227,437)	n/m
Beneficial conversion features	-	(580,000)	580,000	-100.0%
Amortization of debt premium	284,061	-	284,061	n/m
Charge resulting from triggered anti-dilution provisions within financial instruments	(854,560)	(416,794)	(437,766)	105.0%
Other expenses	(209,194)	(46,460)	(162,734)	350.3%
Total other income (expense)	(3,283,098)	(2,386,197)	(896,901)	37.6%

Net loss applicable to common shareholders	$(6,927,652)	$(4,787,637)	$(2,140,015)	44.7%

Net Sales

Net revenues from product sales for the nine months ended September 30, 2011 were $763,020, an increase of approximately $184,000 or 32% from net revenues of $578,961 for the same period in 2010.  A majority of our revenues for the nine months ended September 30, 2011 were derived from sales of the VeraTemp® and VeraTemp+®, while sales for the same nine month period in the previous year consisted of sales of the Thermofocus 5-in-1 thermometer.  During the nine months ended September 30, 2011 and 2010, most sales were made to retailers, wholesalers and individuals over the internet.  The Company ceased actively selling the Thermofocus during 2010.  During the third quarter of 2010, the Company began selling and distributing its new VeraTemp® and VeraTemp+® thermometers, and its new Disintegrator Plus® needle and lancet destruction device.  Comparing sales during the nine months ended September 30, 2011 to the same nine month period in 2010, average per unit pricing for the VeraTemp products was less than that of the Thermofocus.

During the nine months ended September 30, 2011, the Company’s sales were adversely impacted by the Court ordered recall of the VeraTemp products, which required a change in packaging.  During the nine months ended September 30, 2011, $84,208 of thermometer sales were reversed due to product returns for re-packaging.  Had these thermometers not been returned, net revenues for the nine months ended September 30, 2011 would have been $847,228.  In certain cases, customers who had received the thermometer in the infringing packaging, delayed receipt of the re-packaged product (in some cases into the second and third quarters) or cancelled their order.  The Company experienced delays fulfilling orders until new packaging material was obtained.  In addition to delayed or permanently lost sales, the Company has incurred approximately $30,500 of expenses directly related to the packaging recall.

For the nine months ended September 30, 2011, 23% of the Company’s net revenue was generated from sales of products through various online retailers (such as Amazon and CVS.com).  During the first quarter of 2011, a portion of the Company’s revenues resulted from sales of old or slow moving products at significantly discounted prices resulting in low or negative gross margins.  The Company has now disposed of most of it old and slow moving products, but continues to hold title to some Thermofocus product pending the resolution of litigation.  Sales to an international wholesaler,  a domestic wholesaler, and an internet retailer accounted for 15%, 13% and 12%, respectively, of our net revenue during the nine months ended September 30, 2011.  No other single customer accounted for more than 10% of our revenue during the nine months ended September 30, 2011.

The Company has had several sales to international customers to date.  Approximately 30% of the Company’s sales during the nine months ended September 30, 2011, were made to customers outside the United States.  International sales are expected to continue to grow in the coming year.  All such sales have been denominated in U.S. dollars.

Gross Profit

Gross profit for the nine months ended September 30, 2011, was $194,264, up from $76,675 for the same period in 2010.  However, adjusting for the approximately $84,000 of thermometer sales reversed and returned for re-packaging, gross profit would have improved further.  Gross profit as a percentage of net revenue for the nine months ended September 30, 2010, was 25%, compared to 45% for the same nine month period a year ago excluding the inventory adjustment.  Contributing to the higher gross profit as a percentage of net revenue last year (adjusted for the inventory adjustment) was the sale of the DisintegratorPlus® units.  During the third and fourth quarters of 2010 and first quarter of 2011, the Company sold the remaining Thermofocus units and various other slow moving products at low or negative gross margins.  During 2010, the Company began phasing out distribution of the Thermofocus thermometer due in part to falling customer demand and high product costs, and began accepting orders for the new VeraTemp thermometers.

Beginning in the third quarter of 2010, the Company began assembly operations of its VeraTemp and Disintegrator products at its warehouse facilities.  As a result, the Company began incurring additional labor and overhead charges which have been allocated to the cost of its products.

During the third quarter of 2010, the Company incurred a charge to write-down its inventory to the lower of cost or market in the amount of $122,744.  A similar inventory adjustment in the amount of $63,194 was recorded during the second quarter of 2010, aggregating $185,938 for the nine months ended September 30, 2010.

Expenses

Operating, sales and administrative expenses amounted to $3,838,818 for the nine months ended September 30, 2011, compared to $2,478,115 for the same period in 2010.  The $1.36 million, or 55%, increase resulted primarily from the issuance of stock options valued at $1.69 million to directors, employees and professional advisors for past services during the second quarter of 2011.  During the third quarter of 2010, the Company awarded common stock valued at $400,000 to members of its board of directors.  In addition, for the nine months ended September 30, 2011, the Company incurred higher advertising and promotion costs, offset by lower patent amortization and lower charges for professional fees.

At December 31, 2010, the Company determined that, due to capital constraints and other factors, cash flows from the Disintegrator® would not be realized and therefore the value of the patent was impaired.  On December 31, 2010, the Company recorded a patent impairment charge of $1,749,664 to write-down the carrying value of the patent to $639,138 representing the present value of expected future cash flows over the remaining life of the patent.  During the nine months ended September 30, 2011, the Company recognized patent amortization expense of $41,987 compared to $158,082 during the same period in 2010.

Interest Expense

Interest expense was $1,715,050 for the nine months ended September 30, 2011, compared to $1,797,305 for the same nine month period in 2010.  During the nine months ended September 30, 2011, we recognized $292,000 as interest expense related to adjustments to conversion rates to induce holders of our convertible debentures to convert to common stock.  During the same period in 2010, we recognized approximately $1,080,000 as interest expense related to the initial recording of derivative liabilities imbedded within certain of warrants and conversion features attached to the first, second and third quarter 2010 convertible debt issuances.  During the nine months ended September 30, 2011, we recognized $384,000 as interest expense for common shares and warrants granted to extend the payment dates of debt obligations.  In addition, during the nine months ended September 30, 2011, we incurred approximately $400,000 of interest expense related to the amortization of debt discounts compared to $258,000 for the same period in 2010.  As a result of the Company’s inability to pay interest when due, the Company incurred higher penalty interest expenses during the nine months ended September 30, 2011, compared to the same nine month period a year ago.  In addition, due to various issuances of convertible notes and other debt during 2010 and 2011, we recognized additional interest expense during the nine months ended September 30, 2011.  Offsetting this increase, during the nine months ended September 30, 2011, principal outstanding on various interest-bearing notes was reduced through cash payments and conversions to equity resulting in reductions of interest expense.

Loss on Extinguishment of Debt

During the third quarter of 2011, the Company granted certain noteholders significantly lower conversion rates on existing debt in conjunction with renewals.  Primarily as a result of the reduced conversion rates, the Company determined that the modifications constituted an extinguishment of debt and accordingly recorded a loss on extinguishment of debt in the amount of $2,227,437.  The offset to the loss was considered a debt premium to be amortized over the life of the loan.  For the period through September 30, 2011, the Company amortized $284,061 of the debt premium.

Gains and Losses related to Debt Instruments and Derivative Liabilities

During the nine months ended September 30, 2011, we incurred non-cash charges of approximately $854,560 from the issuance of 2,655,781 warrants in order to cover an investor from dilution as a result of the Company adjusting the conversion price for certain convertible debt to $0.10 per common share.  The warrants were valued using the Black-Scholes pricing model.  The reduction was made in order to induce noteholders to convert a portion of their debt principal to common equity.

As a result of generally declining market prices for our common stock during the first nine months of 2011 and similar declines during the first nine months of last year, we recognized non-cash gains of approximately $1,439,000 and $933,000, respectively, as the net change in the fair value of our derivative instruments.

Other Charges

In June 2010, we recognized a loss of $478,262 on the settlement of a debt obligation.  During the third quarter last year, we recognized a charge in the amount of $580,000 from the granting of a beneficial conversion feature in conjunction with the issuance of new debt.

Upon execution of the Equity Purchase Agreement with an investor on February 3, 2011, the Company issued a five-year warrant to purchase 125,000 shares of common stock at an exercise price of $1.23 per share which may be exercised on a cashless basis if there is no effective registration statement for the resale of shares of common stock underlying the warrant six month following the issuance.  These warrants were valued using the Black-Scholes pricing model at approximately $112,000 and charged to other expense.  In addition, the Company incurred approximately $41,000 of expenses as amortization of deferred financing fees related to various debt agreements during the first nine months of 2011.  The Company amortizes such fees over the terms of the respective financing arrangements.

Net Loss

The net loss applicable to common shareholders was $6,927,652 for the nine months ended September 30, 2011 compared to $4,787,637 for the same nine month period in 2010.  As discussed above, the significantly higher net loss was primarily due to (i) the loss on the extinguishment of debt, (ii) the expensing of stock options issued to directors, employees and professional advisors, (iii) the charges resulting from triggered anti-dilution provisions within certain convertible debt agreements, and (iv) higher other operating, sales and administrative expenses, offset by gains from mark-to-market adjustments to the fair value of our derivative instruments and higher gross profits on sales of our products.

For the nine months ended September 30, 2011 and 2010, basic and diluted loss per common share was unchanged at $0.50, despite significantly higher common shares outstanding for 2011.

Liquidity and Capital Resources

As of September 30, 2011

As of September 30, 2011, our current liabilities exceed our current assets by $6,111,788.  For the nine months ended September 30, 2011, we incurred a net loss of $6,927,652 and used cash of $1,015,288 in operations.  We continue to be in default with regard to the payment of certain of our obligations.  At the date of this report, the amount of principal outstanding on notes payable for which the Company was in default amounted to $2,734,116.

Our auditors, in their report included with December 31, 2010 consolidated financial statements, expressed substantial doubt about the Company’s ability to continue as a going concern.  Our September 30, 2011 financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result from the outcome of this uncertainty.  The Company’s continued existence is dependent upon its ability to successfully execute its business plan, secure additional sources of liquidity and obtain accommodating credit terms from vendors, note holders and other creditors.  Should the Company be unable to renegotiate the terms and conditions on its debt obligations or is otherwise unable to pay its accounts payable when due, the Company may incur materially higher interest expenses, and the debt holders could foreclose on their collateral and commence legal action against the Company to recover amounts due which ultimately could require the disposition of some or all of the Company’s assets.  Any such action may require us to curtail or cease operations.

Over the last three years, operations have been funded primarily by sales and issuances of the Company’s securities and revenue generated from sales of the Company’s products.  Current and future operations are expected to be funded primarily through new sources of debt and/or equity financings and from sales of the Company’s products.  There is no assurance that new sources of debt or equity financings will be available on terms acceptable to the Company, or at all.  To the extent that any excess cash is generated from operations, it has been, and will continue to be, used for the payment of debt and other obligations.  Management believes that, based on the anticipated level of sales, and continued debt and equity financings and continued support through reasonable and accommodating credit terms from vendors, debt holders and other creditors, the Company can continue operating in the short-term.  During 2009, 2010, and 2011 to date, the Company used proceeds from the issuance of debt and sales of shares of its common stock primarily for operations, including the development of the Company’s VeraTemp thermometers and the Disintegrator Plus®.  Proceeds from any future sales of the Company’s debt and equity securities are expected to be used primarily for product procurement and marketing, interest and certain past due obligations.  The Company may continue to offer its securities for payment of services and obligations.

As of the date of this Quarterly Report on Form 10-Q, we currently have sufficient cash to sustain our operations for a period of approximately one month.  Management estimates that it will need $3,000,000 over the next twelve months to fund all of the Company’s current product development and marketing projects, including $1,000,000 to fund marketing programs for the VeraTemp thermometers.  The Company expects to procure large purchase orders for its thermometer during 2011 from customers.  If these orders are to occur, and the Company is able to procure, assemble and deliver product, cash flow will greatly improve and lessen the need for outside financing.  The Company is in constant discussion with private investors and investment groups in an attempt to procure the necessary funding.  These efforts will proceed unabated.  The Company can provide no guarantee that this funding will be realized.

On February 3, 2011, the Company entered into an Equity Purchase Agreement whereby an investor agreed to purchase from the Company common shares with a value up to $10,000,000 for a period of up to 24 months commencing on the effective date of a registration statement filed by the Company for resale of the shares.

During the nine months ended September 30, 2011, we received proceeds of $785,000 from the second quarter inventory notes, $135,000 from the issuance of convertible debt, $20,000 from issuance of unsecured debt, and $155,000 from the issuance of 475,605 shares of our common stock and warrants to purchase 400,000 shares of common stock.  This cash was used primarily to fund our operations in the net amount of $1,015,288 and to pay interest in the amount of $50,156.

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

Further information about us and information regarding our accounting policies and estimates that we consider to be significant can be found in our 2010 Annual Report on Form 10-K.  There have not been any significant changes in these policies and estimates during the nine months ended September 30, 2011.

Recent Accounting Pronouncements

Management does not believe that any recently issued, but yet effective, accounting standards if currently adopted would have a material effect on the September 30, 2011, condensed consolidated financial statements.

Off-Balance Sheet Arrangements

We have no off-balance sheet arrangements.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

We are a smaller reporting company as defined by Rule 12b-2 of the Securities Exchange Act of 1934, as amended, and are not required to provide information under this item.

Item 4. Controls and Procedures.

(a) Evaluation of Disclosure Controls and Procedures

The Company’s management, with the participation of the Company’s principal executive officer (“PEO”) and principal financial officer (“PFO”), evaluated the effectiveness of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) promulgated under the Securities Exchange Act of 1934, as amended (the “Exchange Act”) as of the end of the period covered by this report.  Based on this evaluation, the PEO and PFO concluded that, as of the end of such period, the Company’s disclosure controls and procedures were effective to ensure that information that is required to be disclosed by the Company in the reports it files or submits under the Exchange Act is (i) recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms and (ii) accumulated and communicated to the Company’s management, including the PEO and PFO, as appropriate, to allow timely decisions regarding required disclosure.

(b) Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting, as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act, during our most recently completed fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

On September 21, 2010, Tecnimed filed a complaint against the Company and its Kids-Med subsidiary in U.S. District Court for the Southern District of New York, alleging breach of a non-compete agreement and infringement on the Thermofocus trademark and trade dress.  Further, the complaint alleges that the Company is in default on the payment of $209,802 of principal and $88,867 of interest under the notes due Tecnimed (Since the initial filing of the complaint, a customer of the Company has paid Tecnimed approximately $46,000, which the Company applied as a reduction of principal.  As of September 30, 2011, the Company is carrying a principal balance due Tecnimed of $163,947 and accrued interest of $86,929).  The Company has countersued Tecnimed for breach of the Settlement Agreement that the parties had entered into in 2009.  On January 18, 2011, the U.S. District Court for Southern New York granted Tecnimed’s request for a preliminary injunction and ordered the Company to stop selling the Vera Temp in the allegedly infringing package and to recall the product in the contested packaging from customers.  On February 11, 2011, after Tecnimed posted a $130,000 preliminary injunction bond with the Court to compensate the Company in the event Tecnimed does not prevail in this action, the Company sent recall notices out to its customers.  The Company also complied with this injunction by changing its retail package to reflect the order of the Court.  For the nine months ended September 30, 2011, the Company reversed previously recognized revenues from sales in the allegedly infringing package in the amount of $84,208.  The Company now ships the thermometer to customers in its new, Court-approved package.  The Company has incurred approximately $30,500 of direct costs specifically related to the recall, including shipping and repackaging costs.  Of this amount, $5,500 was expensed during the second quarter of 2011 and the remainder was expensed as of December 31, 2010.  In addition, the recall caused lost sales which the Company would seek to recover from the preliminary injunction bond should it prevail in the case.  The Company has appealed the District Court’s preliminary injunction order to the United States Court of Appeals for the Second Circuit. That appeal has been fully briefed and a decision is expected in the first quarter of 2012.  The Company has acknowledged the outstanding note and interest owed to Tecnimed, yet seeks to offset those amounts by the damages caused by Tecnimed’s breach of the Settlement Agreement.  Tecnimed is seeking additional damages caused by the Company’s use of the allegedly infringing packaging.  Based on advice of counsel, the Company does not believe it has significant exposure because Tecnimed had no material amount of sales in the United States at the time.  Finally, Tecnimed is alleging it is entitled to recover its attorneys’ fees under the “exceptional case” provisions of the Lanham Act.  Based on the advice of counsel, the Company believes that it is unlikely that this case would be deemed an exceptional case.

Other than disclosed above, we are currently not involved in any litigation that we believe could have a material adverse effect on our financial condition or results of operations.  There is no action, suit, proceeding, inquiry or investigation before or by any court, public board, government agency, self-regulatory organization or body pending or, to the knowledge of the executive officers of our company or any of our subsidiaries, threatened against or affecting our company, our common stock, any of our subsidiaries or of our companies or our subsidiaries’ officers or directors in their capacities as such, in which an adverse decision could have a material adverse effect.

Item 1A. Risk Factors.

Not applicable because we are a smaller reporting company.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

On July 5, 2011, the Company issued 200,000 shares of common stock to a consultant for marketing and investor relation services.

On July 14, 2011, the Company sold 145,454 shares of common stock to a relative of our chief executive officer for cash proceeds of $30,000.

On July 19, 2011, an investor exercised warrants for 224,108 shares of common stock.

On July 19, 2011, the Company settled a dispute with a former financial advisor by entering into a mutual release agreement and issuing a two year promissory note in the amount of $70,000. The note bears interest at 4% per annum with principal and interest payable at maturity.

On July 25, 2011, the Company sold 72,727 shares of common stock to two investors for cash proceeds of $15,000.

On July 25, 2011, the Company issued 100,000 shares of common stock for financial consulting and marketing services. These shares were valued at $24,000 based on the closing market price on the day of issue.

On July 26, 2011, the Company agreed to settle $200,000 of $1.2 million, non-interest bearing contingent note due to a party related to the seller of the Disintegrator patent in exchange for the issuance of 500,000 shares of the Company’s common stock.

On July 27, 2011, the Company issued 72,727 shares of common stock to a consultant for retail consulting services.

On August 24, 2011, the Company issued 300,000 shares of common stock to Granite Financial for conversion of $30,000 of a convertible debenture.

On August 29, 2011, the Company issued 115,443 shares of common stock to Lanktree Consulting Corp. for default penalty interest on a series of Convertible Debentures from 2010.

On September 2, 2011, the Company issued 595,000 shares of common stock to Granite Financial for conversion of $59,500 of a convertible debenture.

On September 6, 2011, the Company issued 150,000 shares of common stock for six months of financial consulting and investor relations services.

On September 28, 2011, the Company issued 750,000 shares each to two private investors for consideration of a loan of $150,000.

On September 30, 2011, the Company issued 50,000 shares of common stock to Granite Financial for conversion of $5,000 of a convertible debenture.

Item 3. Defaults Upon Senior Securities.

As of the date of this Quarterly Report on Form 10-Q, the Company was in default with regard to meeting its payment obligations or with technical provisions of debt agreements.

As of September 30, 2011, the Company was in default on the payment of principal on its notes and convertible notes in the amount of $2,209,377.  Since September 30, 2011, the Company has defaulted on the following notes:

•	Granite Financial $20,000 note
•	Lanktree $150,000 convertible note
•	Second quarter 2011 inventory notes in the amount of $420,000

In October and November 2011, $65,261 of principal due on various notes in default was converted to common stock.  As of the date of this Quarterly Report on Form 10-Q, principal due on various notes in the amount of $2,734,116 was deemed to be in default.

Item 4. (Removed and Reserved).

Item 5. Other Information.

There is no other information required to be disclosed under this item which was not previously disclosed.

Item 6. Exhibits.

Exhibit No.	Description

4.1	Promissory Note, dates September 26, 2011, issued by the Company in favor of Lanktree Consulting Corp.*

10.1	Form of Common Stock Purchase Agreement (incorporated by reference to Exhibit 4.1 to the Form 8-k filed with the Commission August 24, 2011)

10.2	Securities Exchange Agreement, dated August 25, 2011, by and among the Company and Granite Financial Group, LLC*

10.3	Director Agreement, dated August 22, 2011, by and among the Company and Mr. Robert Faber (incorporated by reference to Exhibit 4.1 to the Form 8-k filed with the Commission August 24, 2011)

31.1	Certification by the Principal Executive Officer of Registrant pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (Rule 13a-14(a) or Rule 15d-14(a)).*

31.2	Certification by the Principal Accounting Officer of Registrant pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (Rule 13a-14(a) or Rule 15d-14(a)).*

32.1	Certification by the Principal Executive Officer pursuant to 18 U.S.C. 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*

32.2	Certification by the Principal Accounting Officer pursuant to 18 U.S.C. 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*

* Filed herewith

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

AMERICAN SCIENTIFIC RESOURCES INCORPORATED

Dated: November 21, 2011	By:	/s/ Christopher Tirotta
Name: Christopher Tirotta
Title: Chief Executive Officer
(Principal Executive Officer)
(Principal Financial Officer)