Form 10-Q/A
period 2011-09-30
AMERICAN SCIENTIFIC RESOURCES INC
filed 2011-11-29
CIK 1114605

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

EXPLANATORY NOTE

The purpose of this Amendment No.1 (the “Amendment”) to American Scientific Resources, Incorporated’s (the “Company”) quarterly report on Form 10-Q for the period ended September 30, 2011, originally filed with the U.S. Securities and Exchange Commission on November 21, 2011 (the “Form 10-Q”), is solely to furnish Exhibit 101 to the Form 10-Q in accordance with Rule 405 of Regulation S-T.

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

American Scientific Resources, Incorporated

Date: November 29, 2011	By:	/s/ Christopher F. Tirotta
Name: Christopher F. Tirotta
Title: Chief Executive Officer (Principal Executive Officer) (Principal Financial Officer)